Form 10QSB
period 2000-06-30
HOLMES HERBS INC
filed 2000-08-31
CIK 1080426

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
000-31129






                       HOLMES HERBS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0412635
(State of organization) (I.R.S. Employer Identification No.)

3651 Lindell Road, Suite A, Las Vegas, NV 89103
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 873-7404

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 230,000 shares of common stock outstanding as of June
30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2000.
                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada



  I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of June 30, 2000, and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 3, 1998 (date of inception) to June 30, 2000. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of June 30, 2000, and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
August 24, 2000


                        TABLE OF CONTENTS


                                                       Page
                                                 Number

INDEPENDENT ACCOUNTANT'S REPORT                         1
 ....................

FINANCIAL STATEMENT

        Balance Sheets                                   2

        Statements of Operations and
        Deficit Accumulated During the Development
        Stage                                            3

        Statement of Changes in Stockholders'            4
       Equity .....

        Statements of Cash Flows                         5

        Notes to the Financial Statements                6

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                              June 30,             June 30,
                                                   2000              1999
ASSETS                                        ---------------      ---------------

Cash                                        $            41   $             41
                                              -------------     --------------
     Total Assets                          $            41   $             41
                                                 ==========         ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $         3,400   $            400
                                              --------------     ---------------
   Total Liabilities                                 3,400                400

Stockholders' Equity
  Common stock,
authorized
  50,000,000 shares at .001 par value,
  230,000 and 200,000 shares,
respectively,
  issued and                                          230                200
outstanding
  Additional paid-in capital                        3,620              3,650

  Deficit accumulated during the
  development stage                               (7,209)            (4,209)
                                              --------------     ---------------
    Total Stockholders' Equity                   (3,359)              (359)


  Total Liabilities and Stockholders'    $            41        $        41
Equity
                                                 ==========         ==========

The accompanying notes are an integral part of these financial statements.

                             -  2  -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                 From Inception,
                                       Jan. 1, 2000,  Jan. 1, 1999,  Dec. 3, 1998 To
                                  to             to
                                       June 30, 2000   June 30,        June 30, 2000
                                                1999
                                       -----------     ------------    --------------
Income                              $            0  $              $              0

Expenses
   Office and administrative                     0          3,809           3,809
expenses
   Professional fees                         3,000              0           3,000
   Organizational costs                          0              0             400
                                       -------------  -------------  -------------
Total expenses                               3,000          3,809           7,209

Net loss                                   (3,000)        (3,809)         (7,209)
                                                                  $       ========

Retained earnings, beginning of            (4,209)          (400)
period
                                       -------------  -------------
Deficit accumulated during the
development stage                  $       (7,209)  $      (4,209)
                                           ========       ========


Earnings ( loss ) per share
assuming dilution:
Net loss                            $       (0.01)  $       (0.02) $       (0.04)
                                           ========       ========       ========

Weighted average shares                    230,000         166,667        186,316
outstanding
                                           ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                              - 3 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998  ( Date of Inception )
TO JUNE 30, 2000

                               Common Stock            Additional        Total
                      Shares            Amount            Paid-in
                                                          Capital
                      ------------      -----------       -----------       ----------
                                    $               $               $
Balance,
December 3, 1998             -----            -----           -----           -----

Issuance of
common
stock for cash
December 31, 1998          100,000              100               0             100

Less net loss                    0                0               0           (400)
                      -------------    -------------   -------------   -------------
Balance,
December 31, 1998          100,000  $           100 $             0 $         (300)

Issuance of
common
stock for cash
March 23, 1999             100,000              100           9,900          10,000

Issuance of
common
stock for cash
Nov. 10, 1999               30,000               30           2,970           3,000

Less offering                    0                0         (9,250)         (9,250)
costs

Less net loss                    0                0               0         (3,809)
                      -------------    -------------   -------------   -------------
Balance,
December 31, 1999          230,000              230           3,620           (359)

Less net loss                    0                0               0         (3,000)
                      -------------    -------------   -------------   -------------
Balance,
June 30, 2000              230,000  $           230 $         3,620 $       (3,359)
                          ========         ========         ========       ========

The accompanying notes are an integral part of these financial statements
                              - 4 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                                                          From
                                                                         Inception,
                                       Jan. 1, 2000,    Jan. 1, 1999,   Dec. 3, 1998
                                            to               to              to
                                       June 30, 2000     June 30, 1999    June 30, 2000
                                       -----------       -----------      -----------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                             $      (3,000)   $       (3,809) $      (7,209)
Non-cash items included in net
loss
Adjustments to reconcile net loss
to
  cash used by operating activity
    Accounts payable                          3,000                0           3,400
                                           --------        ---------         -------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                         0          (3,809)         (3,809)

CASH FLOWS FROM INVESTING                         0                0               0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
    Sale of common stock                          0              100             230
    Paid-in capital                               0            9,900          12,870
    Less offering costs                           0          (6,250)         (9,250)
                                       -------------    -------------      ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                         0            3,750           3,850

     NET INCREASE IN CASH                         0             (59) $            41
                                                                          ==========
CASH AT BEGINNING OF PERIOD                      41              100
                                       -------------    -------------
CASH AT END OF PERIOD             $              41   $           41
                                            ========         ========

The accompanying notes are an integral part of these financial statements.

                              - 5 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated on December 3, 1998, under the laws of the State of Nevada. The business purpose of the Company is to procure and resell herbal remedies.

          The   Company   will  adopt  accounting  policies   and
       procedures based upon the nature of future transactions.

NOTE B OFFERING COSTS

         Offering costs were deducted from the proceeds of the public offering.

NOTE C EARNINGS (LOSS) PER SHARE

         Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D COMMON STOCK ISSUES

         On March 23, 1999, the Company completed the sale of 100,000 shares of it's common stock at $.10 per share for total proceeds of $10,000. The net proceeds were to be used for marketing of herbal remedies.

         On November 10, 1999, the Company sold by private placement 30,000 common shares at $.10 per share for a total of $3,000. The proceeds were to be used for working capital.

NOTE E SUBSEQUENT EVENTS

         On August 24, 2000, the Company completed a private placement offering and sold 20,000 shares of its common stock at $1.00 per share for a total of $20,000. The proceeds are to be used to purchase and resell herbal remedies.

                              - 6 -


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company plans to engage in both wholesale and retail distribution of herbal products beginning in Las Vegas, Nevada. The Company will rely on newspaper advertisements and later will use e-commerce to implement its marketing objectives. The Company also intends to utilize direct mailing and e-mail to solicit manufacturers and retailers of products.

The company has not yet introduced any products, and has not entered into agreements with any suppliers. Once the Company begins offering products for sale, it will face competition from existing suppliers. Competition in these products is primarily centered on quality, price, brand recognition and service, with an emphasis on the service. To be competitive in these marketplaces, the Company must effectively maintain and promote the quality of both the products and service among consumers and establish strong marketing relationships with manufacturers and distributors of the products. While the Company believes that it will compete effectively, many of the competitors have substantially greater resources and well recognized business names. The Company believes it can take advantage of its smaller size to attract customers seeking more personalized service. The Company expects to attract customers via various internet search engines upon completion of various web pages.

                       Marketing Strategy

The Company intends to engage in both the wholesale and retail distribution of herbal products. The Company intends to initially rely on newspaper advertisements and later on e-commerce to implement the Company's marketing objectives. The Company also intends to utilize direct mailing, and e-mail to solicit manufacturers and Retailers of products which will be sold by the Company.

The Company's marketing and licensing strategy is to (i) establish and expand a clientele; (ii) expand the number of advertisements; and (iii) acquire or establish relationships with major manufacturers businesses, companies, properties or technologies.

The Company will purchase most of its inventory from manufacturers principally in North America and the Orient. To date, no contracts have been executed and the Company does not anticipate entering into any contracts due to lack of funding. Upon funding, letters of credit may be sought.

The   need  for  herbal  products  increases  as  the  increasing population has begun returning to nature (herbs) to heal any ailments. The Company does not anticipate being dependent on one major or a few major customers. The business will supply to major herbal retailers and the general public. Also listing the web page(s) throughout various search engines should provide the Company with numerous business opportunities.

As of the date of this Registration Statement, the Company has one part time employee, who to this date has not entered into an employment arrangement with the Company. Due to the lack of funding, the Company has no collective bargaining agreements covering its only employee, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its future employees. The Company considers relations with its employee to be good.

Other than the early design stages of its website, the Company has no intellectual property rights.

                            Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 1999, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible cash flow from operations. Historically, revenues from existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the planned improvements necessary to the Company's acquisitions. The Company is seeking financing, in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the
Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

The plan of the Company is to raise more financing as soon as the Company's shares are approved for trading to enable the Company to enter into purchase and supply contracts. An overall budget of $650,000 for the first year should achieve the Company's goals. The Company does not anticipate that there will be a need to dramatically increase the number of employees over the next twelve months.

                           Competition

The Company is an insignificant participant among firms which engage in wholesale and retail distribution of herbal products. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

Once the Company begins offering products for sale, it will face competition from existing suppliers. Competition in these products is primarily centered on quality, price, brand recognition and service, with an emphasis on the service. To be competitive in these marketplaces, the Company must effectively maintain and promote the quality of both the products and service among consumers and establish strong marketing relationships with manufacturers and distributors of the products. While the Company believes that it will compete effectively, many of the competitors have substantially greater resources and well recognized business names. The Company believes it can take advantage of its smaller size to attract customers seeking more personalized service., the Company expects to attract customers via various internet search engines upon completion of various web pages.

                            Employees

The Company's only employee at the present time is its sole officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 230,000 shares of common stock issued and outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Holmes Herbs, Inc.



                           By: /s/ Patricia Wiate
                              Patricia Wiate,
                              President/Secretary/Treasurer



                           Date: August 29, 2000