Form 10QSB
period 2000-09-30
HOLMES HERBS INC
filed 2000-11-22
CIK 1080426

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-31129






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

There are 250,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  Audited financial statements for the period ending September
30, 2000.
               TABLE OF CONTENTS


                                              Page Number

INDEPENDENT ACCOUNTANT'S REPORT               1

FINANCIAL STATEMENT

       Balance Sheets.                        2

       Statements of Operations
      and Deficit
          Accumulated During the              3
      Development Stage

       Statement of Changes in                4
      Stockholders' Equity

       Statements of Cash Flows               5

       Notes to the Financial Statements      6





INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of September 30, 2000, and September 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 3, 1998 (date of inception) to September 30,
2000.These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of September 30, 2000, and September 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
October 24, 2000

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                          September 30,  September 30,
                                               2000        1999
ASSETS                                       ----------  ---------

Cash                                        $   20,041     $     41
                                             ---------    ---------
   Total Assets                             $   20,041     $     41
                                             =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $    5,400     $    400
                                             ---------    ---------
   Total Liabilities                             5,400          400

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at .001 par value,
  250,000 and 200,000 shares,
respectively,
  issued and outstanding                           250          200
  Additional paid-in capital                    23,600        3,650
  Deficit accumulated during the
  development stage                            (9,209)      (4,209)
                                             ---------    ---------
    Total Stockholders' Equity                  14,641        (359)


   Total Liabilities and Stockholders'      $   20,041     $     41
Equity
                                             =========   ==========

The accompanying notes are an integral part of these financial statements.

                             -  2  -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                    From Inception,
                                Jan. 1, 2000, to  Jan. 1, 1999, to  Dec. 3, 1998 To
                                  Sept. 30, 2000  Sept. 30, 1999 Sept. 30, 2000
                                      -----------    -------------   ------------
Income                                $         0      $              $         0

Expenses
  Office and administrative                     0            3,809          3,809
expenses
  Professional fees                         5,000                0          5,000
  Organizational costs                          0                0            400
                                     ------------      -----------   ------------
Total expenses                              5,000            3,809          9,209

Net loss                                  (5,000)          (3,809)        (9,209)
                                                                      ============
Retained earnings,
beginning of period                       (4,209)            (400)
                                     ------------      -----------
Deficit accumulated during
the
development stage                     $   (9,209)       $  (4,209)
                                     ============      ===========


Earnings ( loss ) per share
assuming dilution:
Net loss                              $    (0.02)       $   (0.02)    $    (0.05)
                                     ============      ===========   ============

Weighted average shares                   232,222          177,778        193,182
outstanding
                                     ============      ===========   ============

The accompanying notes are an integral part of these financial statements.

                              - 3 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998  ( Date of Inception )
TO SEPTEMBER 30, 2000

                                      Common Stock       Additional     Total
                                   Shares      Amount      Paid-in
                                                           Capital
                                  ---------   ---------   --------     --------
                                                 $         $           $
Balance,
December 3, 1998                      -----       -----        -----       -----

Issuance of common
stock for cash
December 31, 1998                   100,000         100            0         100

Less net loss                             0           0            0       (400)
                                  ---------    --------    ---------  ----------
Balance,
December 31, 1998                   100,000      $  100     $      0   $   (300)

Issuance of common
stock for cash
March 23, 1999                      100,000         100        9,900      10,000

Issuance of common
stock for cash Nov. 10,             30,000           30        2,970       3,000
1999

Less offering costs                       0           0      (9,250)     (9,250)

Less net loss                             0           0            0     (3,809)
                                   --------    --------    ---------  ----------
Balance,
December 31, 1999                   230,000         230        3,620       (359)

Issuance of common
stock for cash, August,            20,000            20       19,980      20,000
2000

Less net loss                             0           0            0     (5,000)
                                   --------    --------    ---------  ----------
Balance,
September 30, 2000                  250,000      $  250     $ 23,600    $ 14,641
                                   ========    ========    =========  ==========

The accompanying notes are an integral part of these financial statements
                              - 4 -
HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                                                     From Inception,
                                      Jan. 1, 2000, Jan. 1, 1999,    Dec. 3, 1998
                                          to            to                   to
                                     Sept. 30, 2000 Sept. 30, 1999  Sept. 30, 2000
                                      ------------  ------------    -----------
CASH FLOWS PROVIDED BY
OPERATING
ACTIVITIES
Net Loss                               $  (5,000)       $ (3,809)       $ (9,209)
Non-cash items included
in net loss
Adjustments to reconcile net
loss to cash used by
operating activity
  Accounts payable                          5,000               0           5,400
                                       ----------      ----------      ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                         0         (3,809)         (3,809)

CASH FLOWS FROM INVESTING                       0               0               0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                         20             100             250
  Paid-in capital                          19,980           9,900          32,850
  Less offering costs                           0         (6,250)         (9,250)
                                       ----------      ----------      ----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                    20,000           3,750          23,850

   NET INCREASE IN CASH                    20,000            (59)        $ 20,041
                                                                       ==========
CASH AT BEGINNING OF PERIOD                    41             100
                                       ----------      ----------
   CASH AT END OF PERIOD                $  20,041        $     41
                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                              - 5 -
HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 24, 2000, the Company completed a private placement offering and sold 20,000 shares of its common stock at $1.00 per share for a total of $20,000. The proceeds are to be used to purchase and resell herbal remedies. At the end of the quarter there were 250,000 shares issued and outstanding.

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



                           Date: November 21, 2000