Form 10KSB
period 2000-12-31
HOLMES HERBS INC
filed 2001-03-08
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-31129





                     HOLMES HERBS, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                            88-0412635
(State of organization) (I.R.S. Employer Identification No.)

3651 Lindell Rd., Suite A, Las Vegas, NV 89103
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 873-7404

Securities registered under Section 12(g) of the Exchange
     Act: Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 0

As of December 31, 2000, the registrant had 250,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Holmes Herbs, Inc. (the "Company") is a Nevada corporation formed on December 3, 1998. Its principal place of business is located at 3651 Lindell Rd., Suite A, Las Vegas, NV
89103.

                     Business of Issuer

The Company was organized to engage in any lawful corporate business. Since its inception, the Company's main activity has been organizational.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's principal executive and administrative offices are temporarily located at 886 Calverhill Street, North Vancouver, BC, Canada V7L 1X9, which is provided by the President at no charge to the Company. The Company also uses shared office space with secretarial services located at 3651 Lindell Rd., Suite A, Las Vegas, Nevada 89103 at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Vegas Commerce Center and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the most recent quarter.

                           PART II

ITEM 5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The Company's common stock is not yet quoted on any market or quotation system in the United States. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities.

                        Market Price

The Registrant's Common Stock is not quoted at the present time.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                           Holders

There are 47 holders of the Company's Common Stock. The company issued 100,000 shares of Common Stock on December 31, 1998 and an additional 30,000 shares of Common Stock on November 12, 1999. The Company also issued and sold 100,000 shares on March 23, 1999, pursuant to a Rule 504 of Regulation D Offering promulgated under the Securities Act. These shares were issued for a price of $0.10 per share pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended  (the
"Securities Act").

On December 31, 1998, the Company issued the following shares: 5,000 to Maria Aguilar; 10,000 to Kim Chan; 10,000 to Roger Farmer; 5,000 to Martin Kay; 7,500 to Sharon Kennedy; 5,000 to John Lynch; 10,000 to William Miller; 5,000 to David Owens; 7,500 to Christine Roberts; 10,000 to Jesus Sanchez; 7,500 to Mary Sullivan; 7,500 to Mark Ventura; and 10,000 to Chi Yang.

On March 23, 1999, pursuant to an executed Subscription Agreement at the price of $.10 per share, the Company issued the following shares: 2,000 to Sarah Adams; 3,000 to William Bruce; 5,000 to David Cardenas; 4,000 to John Daniels; 3,000 to Shirley Dickenson; 5,000 to James Elliott; 5,000 to Julia Evans; 2,000 to Jesse Graham; 2,500 to Susan Hahn; 3,000 to Michael Hall; 5,000 to Dennis Harrison; 2,500 to Gary
Lawson; 4,000 to John Lucas; 4,500 to Michelle Mahoney; 5,000 to Charles Mann; 3,000 to Anna Marshall; 2,500 to Jose Martinez; 5,000 to Joseph Murphy; 3,000 to Nancy Nash; 2,000 to Heather Nelson; 3,000 to Diane Oliver; 2,000 to Juan Ortega; 3,000 to John Parker; 3,000 to William Parks; 1,500 to John Richardson; 4,000 to Robert Rivera; 1,500 to Robert Shannon; 2,500 to Patricia Smith; 1,500 to Antonio Torres; 2,000 to Charles Tucker; 1,500 to John Valentine; 3,000 to Michael Ward and 2,000 to David Wright.

On  November 12, 1999, the Company issued 30,000  shares  to
Bill Aaron.

                        Shareholders

As of February 23, 2001, there were _____ holders of Company's common stock.

                          Dividends

Holmes Herbs has not paid any dividends on its common stock.
Our company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

The Company plans to engage in both wholesale and retail distribution of herbal products based on natural remedies. Additional funding through private placement will be necessary to enable the Company to lease a suitable office warehouse facility in Las Vegas and to enable the Company to complete its web page and to secure contracts with suppliers and buyers of the products.

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

               Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999
                 TABLE OF CONTENTS


                                                     Page Number

INDEPENDENT ACCOUNTANT'S REPORT                     1

FINANCIAL STATEMENT

       Balance Sheets                                2

       Statements of Operations and
      Deficit
          Accumulated During the Development         3
      Stage

       Statement of Changes in Stockholders'         4
      Equity

       Statements of Cash Flows                      5

       Notes to the Financial Statements           6-7


David E. Coffey     3651 Lindell Road, Suite I, Las Vegas,
NV 89103
____________________________________________________________
________________
Certified Public Accountant

               INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Holmes Herbs, Inc.
(a development stage company) as of December 31, 2000, and December 31,
1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31,
2000.  These
statements are the responsibility of Holmes Herbs, Inc.'s management.
My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs,
Inc. as of December 31, 2000, and December 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3,
1998, in conformity with generally accepted accounting principles.



David E. Coffey, C. P. A.
Las Vegas, Nevada
February 16, 2001



HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                December 31,     December 31,
                                                2000             1999
ASSETS                                          ----------       ----------

Cash                                             $   20,041       $      41
                                                 ----------       ---------
  Total Assets                                   $   20,041       $      41
                                                 ==========       =========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                 $    6,400       $     400
                                                 ----------       ---------
  Total Liabilities                                   6,400             400

Stockholders' Equity
  Common stock, authorized
   50,000,000 shares at .001 par value,
   250,000 and 230,000 shares, respectively,
   issued and outstanding                               250             230
   Additional paid-in capital                        23,600           3,620
   Deficit accumulated during the
   development stage                               (10,209)         (4,209)
                                                 ----------       ---------
    Total Stockholders' Equity                       13,641           (359)


    Total Liabilities and Stockholders' Equity   $   20,041      $       41
                                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.

                           -  2  -



HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                   Year ended      Year ended      From Inception
                                                                   Dec. 3, 1998 to
                                   Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 2000
                                      --------      --------       ---------
Income                               $       0       $      0      $      0

Expenses
  Office and
   administrative expenses                   0          3,809         3,809
  Professional fees                      6,000              0         6,000
  Organizational costs                       0              0           400
                                     ---------       --------      --------
Total expenses                           6,000          3,809        10,209

Net loss                               (6,000)        (3,809)      (10,209)
                                                                   ========

Retained earnings, beginning
 of period                             (4,209)          (400)
                                     ---------       --------
Deficit accumulated during the
 development stage                   $(10,209)       $(4,209)
                                     =========       ========


Earnings ( loss ) per share
 assuming dilution:
Net loss                             $  (0.03)       $ (0.02)      $ (0.05)
                                     =========       ========      ========

Weighted average
shares outstanding                     236,667        171,667       200,000
                                     =========       ========      ========

The accompanying notes are an integral part of these financial statements.

                            - 3 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO DECEMBER 31, 2000

                                        Common Stock         Additional      Deficit accumul-   Total
                                Shares          Amount         Paid-in       ated during the
                                                               Capital       development stage
                                ---------       -----------    -----------   ----------         ----------
                                                   $             $               $               $
Balance,
December 3, 1998                       -----           -----        -----            ----            -----

Issuance of common
stock for cash
December 31, 1998                    100,000             100            0               0              100

Less net loss                              0               0            0           (400)            (400)
                                   ---------      ----------    ---------       ---------        ---------
Balance,
December 31, 1998                    100,000      $      100    $       0       $   (400)        $   (300)

Issuance of common
stock for cash
March 23, 1999                       100,000             100        9,900               0           10,000

Issuance of common
stock for cash Nov. 10, 1999          30,000              30        2,970               0            3,000

Less offering costs                        0               0      (9,250)               0          (9,250)

Less net loss                              0               0            0         (3,809)          (3,809)
                                   ---------      ----------    ---------       ---------        ---------
Balance,
December 31, 1999                    230,000             230        3,620         (4,209)            (359)

Issuance of common
stock for cash, August 24, 2000       20,000              20       19,980               0           20,000

Less net loss                              0               0            0         (6,000)          (6,000)
                                   ---------      ----------    ---------       ---------        ---------
Balance,
December 31, 2000                    250,000      $      250    $  23,600       $(10,209)        $  13,641
                                   =========      ==========    =========       =========        =========

The accompanying notes are an integral part of these financial statements
                                      - 4 -
HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                      Year ended      Year ended     From Inception,
                                                                     Dec. 3, 1998 to
                                      Dec. 31, 2000   Dec. 31, 1999  Dec. 31, 2000
                                      ----------      ----------     -------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $(6,000)          $(3,809)      $ (10,209)
Non-cash items included in net loss
Adjustments to reconcile net loss to
 cash used by operating activity
  Accounts payable                         6,000                 0           6,400
                                        --------          --------      ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                        0           (3,809)         (3,809)

CASH FLOWS FROM INVESTING                      0                 0               0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                        20               130             250
  Paid-in capital                         19,980            12,870          32,850
  Less offering costs                          0           (9,250)         (9,250)
                                        --------          --------      ----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                   20,000             3,750          23,850

   NET INCREASE IN CASH                   20,000              (59)      $   20,041
                                                                        ==========
CASH AT BEGINNING OF PERIOD                   41               100
                                        --------          --------
   CASH AT END OF PERIOD                $ 20,041          $     41
                                        ========          ========

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000, AND DECEMBER 31, 1999


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

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000, AND DECEMBER 31, 1999
(continued)

NOTE D    COMMON STOCK ISSUES (continued)

          All of the above shares were issued pursuant to an exemption from registration requirements under
          Section 4 (2) of the Securities Act.

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the inception of Holmes Herbs on December 3, 1998, the principal independent accountant for the Company has neither resigned nor been dismissed.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Patricia Wiate           46     President, Secretary,
                                Treasurer and Director

Patricia Wiate; President, Secretary, Treasurer and Director

Ms. Wiate has been the President, Secretary, Treasurer and Director of the Company since incorporation on December 3, 1998. Ms. Wiate has been involved in retail sales and marketing including pottery from 1989 through 1996 and wine from 1997 through 1999. Prior to that time she studied wine in Europe while her husband was in the military.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's officer and/or director has not received any compensation for her services rendered to the Company, nor has she received such compensation in the past. She has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. As of the date of this registration statement, the Company has no funds available to pay Ms. Wiate and she is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

There are no persons known to the Company, as of February 23, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13.  EXHIBITS.

EXHIBITS

3.1 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.
                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Holmes Herbs, Inc.


                           By: /s/ Patricia Wiate
                              Patricia Wiate, President
                           Date:                 March 1,
                              2001