Form 10QSB
period 2001-03-31
HOLMES HERBS INC
filed 2001-05-16
CIK 1080426

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-31129






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

There are 250,000 shares of common stock outstanding as of March
31, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending March 31, 2001.
               TABLE OF CONTENTS


                                              Page Number

INDEPENDENT ACCOUNTANT'S REPORT              1

FINANCIAL STATEMENT

       Balance Sheets.                        2

       Statements of Operations
      and Deficit
          Accumulated During the              3
      Development Stage

       Statement of Changes in                4
      Stockholders' Equity

       Statements of Cash Flows               5

       Notes to the Financial Statements    6-7





INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of March 31, 2001, and March 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to March 31,
2001. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of March
31, 2001, and March 31, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
May 8, 2001

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                              March 31,  March 31,
                                                2001       2000
ASSETS                                       ----------  ---------

Cash                                        $   20,041     $     41
                                             ---------    ---------
   Total Assets                             $   20,041     $     41
                                             =========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $    7,400     $  1,400
                                             ---------    ---------
   Total Liabilities                             7,400        1,400

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at .001 par value,
  250,000 and 200,000 shares,
respectively,
  issued and outstanding                           250          200
  Additional paid-in capital                    23,600        3,650
  Deficit accumulated during the
  development stage                           (11,209)      (5,209)
                                             ---------    ---------
    Total Stockholders' Equity                  12,641      (1,359)


   Total Liabilities and Stockholders'      $   20,041     $     41
Equity
                                             =========   ==========

The accompanying notes are an integral part of these financial statements.

                             -  2  -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                    From Inception,
                                     Three Months Ending March 31,  Dec. 3, 1998 To
                                          2001            2000      March 31, 2001
                                      -----------    -------------   ------------
Income                                  $         0      $       0     $         0

Expenses
  Office and administrative                       0                          3,809
expenses
  Professional fees                           1,000           1,000          7,000
  Organizational costs                            0               0            400
                                       ------------     -----------   ------------
Total expenses                                1,000           1,000         11,209

Net loss                                    (1,000)         (1,000)       (11,209)
                                                                      ============
Retained earnings,
beginning of period                        (10,209)          (4,029)
                                       ------------      -----------
Deficit accumulated during
the
development stage                       $  (11,209)       $  (5,209)
                                       ============      ===========


Earnings ( loss ) per share
assuming dilution:
Net loss                                $    (0.00)       $   (0.00)    $    (0.05)
                                       ============      ===========   ============

Weighted average shares                     250,000          230,000        205,357
outstanding
                                       ============      ===========   ============

The accompanying notes are an integral part of these financial statements.

                              - 3 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998  ( Date of Inception )
TO SEPTEMBER 30, 2000

                                   Common Stock    Additional    Deficit        Total
                                 Shares   Amount    Paid-in    Accumulated
                                                            during the
                                                    Capital    development
                                -----------------   --------   ----------     ---------
                                                $           $                            $
Balance, December 3, 1998         -----     -----   ---------    ---------       ---------

Issuance of common
stock for cash
December 31, 1998               100,000       100           0            0             100

Less net loss                         0         0           0        (400)           (400)
                                --------  --------   ---------    ---------      ----------
Balance, December 31, 1998      100,000       100         -0-        (400)           (300)

Issuance of common
stock for cash
March 23, 1999                  100,000       100       9,900          -0-          10,000

Issuance of common
stock for cash Nov. 10,          30,000        30       2,970          -0-           3,000
1999

Less offering costs                   0         0     (9,250)          -0-         (9,250)

Less net loss                         0         0           0      (3,809)         (3,809)
                                --------  --------   ---------                   ----------
Balance, December 31, 1999      230,000       230       3,620      (4,209)           (359)

Issuance of common
stock for cash, August 24,       20,000        20      19,980          -0-          20,000
2000

Less net loss                         0         0           0      (6,000)         (6,000)
                                --------   -------     -------    ---------        --------
Balance, December 31, 2000      250,000       250      23.600     (10,209)          13,641

Less net loss                       -0-       -0-         -0-      (1,000)         (1,000)

Balance, March 31, 2001         250,000       250      23,600     (11,209)          12,641
                                =======   =======     =======    =========        ========

The accompanying notes are an integral part of these financial statements
                                      - 4 -
HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                                                  From Inception,
                                       Three months ending March  Dec. 3, 1998 to
                                              31,
                                          2001          2000       Mar. 31, 2001
                                      ------------  ------------    -----------
CASH FLOWS PROVIDED BY
OPERATING
ACTIVITIES
Net Loss                               $  (1,000)     $ (1,000)       $ (11,209)
Non-cash items included in net
loss
Adjustments to reconcile net
loss to
cash used by operating
activity
  Accounts payable                          1,000        1,0000            7,400
                                       ----------    ----------       ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                         0       (3,809)          (3,809)

CASH FLOWS FROM INVESTING                       0             0                0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                          0             0              250
  Paid-in capital                               0             0           32,850
  Less offering costs                           0             0          (9,250)
                                       ----------      ----------     ----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                    20,000         3,750           23,850

   NET INCREASE IN CASH                         0             0         $ 20,041
                                                                      ==========
CASH AT BEGINNING OF PERIOD                20,041            41
                                       ----------      ----------
   CASH AT END OF PERIOD                $  20,041      $     41
                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                      - 5 -
HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001, AND MARCH 31, 2000

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

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001, AND MARCH 31, 2000

NOTE D    COMMON STOCK ISSUES (continued)

          All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.



















                              - 7 -


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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 250,000 shares of common stock issued and outstanding.

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



                           Date: May 15, 2001