Form 10QSB
period 2001-06-30
HOLMES HERBS INC
filed 2001-08-08
CIK 1080426

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549



                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30 2001
                        Commission File No. 000-31129





                            HOLMES HERBS, INC.
        (Exact name of registrant as specified in its charter)





        Nevada                                      88-0412635
(State of organization)                (I.R.S. Employer Identification No.)



                                 Tundra Group HSE
                             8275 South Eastern Avenue
                              Las Vegas, Nevada  89123
                     (Address of principal executive offices)


Registrant's telephone number, including area code (702) 938-0460


Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 265,000 shares of common stock outstanding as of June 30, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2001.

               TABLE OF CONTENTS


                                           Page Number

INDEPENDENT ACCOUNTANT'S REPORT                1

FINANCIAL STATEMENT

       Balance Sheets.                        2

       Statements of Operations
       and Deficit Accumulated During the
       Development Stage                      3

       Statement of Changes in                4
      Stockholders' Equity

       Statements of Cash Flows               5

       Notes to the Financial Statements    6-7

                                 DAVID E. COFFEY
                           CERTIFIED PUBLIC ACCOUNTANT
                           3651 Lindell Road, Suite I
                            Las Vegas, Nevada   89103
                                  (702) 871-3979




INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of June 30 2001, and June 30 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to June 30 2001. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of June 30 2001, and June 30 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
July 27, 2001

                               HOLMES HERBS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                              June 30,           June 30,
                                                2001               2000
ASSETS                                       ----------         ---------

Cash                                        $   22,541          $     41
                                             ---------          ---------
   Total Assets                             $   22,541          $     41
                                             =========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $    8,600          $  3,400
                                             ---------          ---------
   Total Liabilities                             8,600             3,400

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at .001 par value,
  265,000 and 230,000 shares,
  respectively, issued
  and outstanding                                  265              230
  Additional paid-in capital                    38,585            3,620
  Deficit accumulated during the
  development stage                           (24,909)           (7,209)
                                             ---------         ---------
    Total Stockholders' Equity                 13,941            (3,359)


   Total Liabilities and Stockholders'      $  22,541         $     41
   Equity                                   ==========        ==========



The accompanying notes are an integral part of these financial statements.

                              HOLMES HERBS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS AND DEFICIT
                  ACCUMULATED DURING THE DEVELOPMENT STAGE
                  (With Cumulative Figures From Inception)

                                                             From Inception,
                               Six Months Ending June 30,    Dec. 3, 1998 To
                                   2001           2000       June 30, 2001
                               -----------    -----------    ------------
Income                         $         0    $       0      $         0

Expenses
  Office and administrative              0            0            3,809
     expenses
  Professional fees                 14,500        3,000           20,500
  Licenses and fees                    200            0              200
  Organizational costs                   0            0              400
                               ------------   ----------      -----------
Total expenses                      14,700        3,000           24,909

Net loss                           (14,700)      (3,000)         (24,909)
                                                               ==========
Retained earnings,
beginning of period                (10,209)      (4,029)
                               ------------   ----------
Deficit accumulated during
the
development stage               $  (24,909)   $  (7,209)
                               ============   ==========


Earnings ( loss ) per share
assuming dilution:
Net loss                        $    (0.06)   $   (0.01)       $   (0.12)
                               ============   ==========       ==========

Weighted average shares            255,000      230,000          210,645
outstanding
                               ============   ==========       ==========




The accompanying notes are an integral part of these financial statements.

                               HOLMES HERBS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM DECEMBER 3, 1998
                    (Date of Inception ) TO JUNE 30, 2000

                              Common Stock               Deficit
                             Shares   Amount  Additional Accumulated
                                              Paid-in    during the
                                              Capital    development   Total
                            ----------------  --------   ----------   ------
Balance, December 3, 1998         0  $     0  $      0   $      0     $    0

Issuance of common
stock for cash
December 31, 1998           100,000      100         0          0        100
Less net loss                     0        0         0       (400)      (400)
                           --------  --------  --------  --------      ------
Balance, Dec. 31, 1998      100,000      100         0       (400)      (300)

Issuance of common
stock for cash
March 23, 1999              100,000      100     9,900          0     10,000

Issuance of common
stock for cash Nov. 10,      30,000       30     2,970          0      3,000
1999

Less offering costs               0        0    (9,250)         0     (9,250)
Less net loss                     0        0         0     (3,809)    (3,809)
                           --------  --------  --------  ---------   --------
Balance, Dec. 31, 1999      230,000      230     3,620     (4,209)      (359)

Issuance of common
stock for cash,              20,000       20    19,980          0     20,000
August 24, 2000
Less net loss                     0        0         0     (6,000)    (6,000)
                           --------   -------  --------  ---------  --------
Balance, Dec. 31, 2000      250,000      250    23,600    (10,209)    13,641

Issuance of common
stock for cash,
May 22, 2001                 15,000       15    14,985          0     15,000
Less net loss                     0        0         0    (14,700)   (14,700)
                           --------   -------  --------  ---------  --------

Balance, June 30, 2001      265,000      265    38,585    (24,909)   13,941
                           ========   =======  ========  =========  ========

The accompanying notes are an integral part of these financial statements

                                HOLMES HERBS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures From Inception)


                                    Six months ending         From Inception,
                                         June 30,             Dec. 3, 1998 to
                                       2001        2000       June 30, 2001
                                    ----------  ----------    ---------------
CASH FLOWS PROVIDED BY
OPERATING
ACTIVITIES
Net Loss                            $ (14,700)  $  (3,000)     $  (24,909)
Non-cash items included in
  net loss
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts payable                      2,200       3,000          8,600
                                    ----------  ----------     ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES               (12,500)          0        (16,309)

CASH FLOWS FROM INVESTING                   0           0              0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                     15           0            265
  Paid-in capital                      14,985           0         47,835
  Less offering costs                       0           0         (9,250)
                                    ----------  ----------     ----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                15,000           0         38,850

   NET INCREASE IN CASH                 2,500           0      $  22,541
                                                               ==========
CASH AT BEGINNING OF PERIOD            20,041          41
                                    ----------  ----------
   CASH AT END OF PERIOD            $  22,541   $      41
                                    ==========  ==========



The accompanying notes are an integral part of these financial statements.

                               HOLMES HERBS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2001, AND JUNE 30, 2000

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

          On August 24, 2000, the Company completed a private placement offering and sold 20,000 shares of its common stock at $1.00 per share for a total of $20,000. The proceeds were to be used to purchase and resell herbal remedies.

                            HOLMES HERBS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                    JUNE 30, 2001, AND JUNE 30, 2000






NOTE D    COMMON STOCK ISSUES (continued)


          On May 22, 2001, the Company sold 15,000 shares of its common stock at $1.00 per share for a total of $15,000.
          The proceeds were to be used for working capital.

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

                            Liquidity

The Company will have to raise additional capital in the next twelve months. As of June 30, 2001, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible cash flow from operations. Historically, revenues from existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 265,000 shares of common stock issued and outstanding.

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

                           Holmes Herbs, Inc.



                           By: /s/ David Haines
                                   David Haines
                                   President/Secretary/Treasurer

                           Date:  August 7, 2001