Form 10QSB
period 2001-09-30
HOLMES HERBS INC
filed 2001-11-19
CIK 1080426

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549



                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2001
                        Commission File No. 000-31129





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


Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 275,000 shares of common stock outstanding as of September 30, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending September 30, 2001.

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

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of September 30, 2001, and September 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to September 30, 2001. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of September 30, 2001, and September 30, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
November 5, 2001

                               HOLMES HERBS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                            September 30,     September 30,
                                                 2001             2000
ASSETS                                      -------------     -------------

Cash                                        $   23,141          $ 20,041
                                             ---------          ---------
   Total Assets                             $   23,141          $ 20,041
                                             =========          =========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $      200          $  5,400
                                             ---------          ---------
   Total Liabilities                               200             5,400

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at .001 par value,
  275,000 and 250,000 shares,
  respectively, issued
  and outstanding                                  275              250
  Additional paid-in capital                    48,575           23,600
  Deficit accumulated during the
  development stage                            (25,909)          (9,209)
                                              ---------        ---------
    Total Stockholders' Equity                  22,941           14,641


   Total Liabilities and Stockholders'       $  23,141        $  20,041
   Equity                                    ==========       ==========



The accompanying notes are an integral part of these financial statements.

                              HOLMES HERBS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS AND DEFICIT
                  ACCUMULATED DURING THE DEVELOPMENT STAGE
                  (With Cumulative Figures From Inception)

                                                             From inception,
                              Nine Months Ending Sept. 30,   Dec. 3, 1998 to
                                   2001           2000       Sept. 30, 2001
                               -----------    -----------    ---------------
Income                         $         0    $       0      $         0

Expenses
  Office and administrative              0            0            3,809
     expenses
  Professional fees                 15,500        5,000           21,500
  Licenses and fees                    200            0              200
  Organizational costs                   0            0              400
                               ------------   ----------      -----------
Total expenses                      15,700        5,000           25,909

Net loss                           (15,700)      (5,000)         (25,909)
                                                               ==========
Retained earnings,
beginning of period                (10,209)      (4,029)
                               ------------   ----------
Deficit accumulated during
the development stage           $  (25,909)   $  (9,209)
                               ============   ==========

Earnings (loss) per share
assuming dilution:
Net loss                        $    (0.06)   $   (0.02)       $   (0.12)
                               ============   ==========       ==========

Weighted average shares            261,667      232,222          216,324
outstanding                   ============   ==========       ==========




The accompanying notes are an integral part of these financial statements.

                               HOLMES HERBS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM DECEMBER 3, 1998
                 (Date of Inception ) TO SEPTEMBER 30, 2001

                              Common Stock               Deficit
                             Shares   Amount  Additional Accumulated
                                              Paid-in    during the
                                              Capital    development   Total
                            ----------------  --------   ----------   ------
Balance, December 3, 1998         0  $     0  $      0   $      0     $    0

Issuance of common
stock for cash
December 31, 1998           100,000      100         0          0        100
Less net loss                     0        0         0       (400)      (400)
                           --------  --------  --------  --------      ------
Balance, Dec. 31, 1998      100,000      100         0       (400)      (300)

Issuance of common
stock for cash
March 23, 1999              100,000      100     9,900          0     10,000

Issuance of common
stock for cash Nov. 10,      30,000       30     2,970          0      3,000
1999
Less offering costs               0        0    (9,250)         0     (9,250)
Less net loss                     0        0         0     (3,809)    (3,809)
                           --------  --------  --------  ---------   --------
Balance, Dec. 31, 1999      230,000      230     3,620     (4,209)      (359)

Issuance of common
stock for cash,              20,000       20    19,980          0     20,000
August 24, 2000
Less net loss                     0        0         0     (6,000)    (6,000)
                           --------   -------  --------  ---------  --------
Balance, Dec. 31, 2000      250,000      250    23,600    (10,209)    13,641

Issuance of common
stock for cash,
May 22, 2001                 15,000       15    14,985          0     15,000
Issuance of common
stock for cash,
July 31, 2001                10,000       10     9,990          0     10,000
Less net loss                     0        0         0    (15,700)   (15,700)
                           --------   -------  --------  ---------  --------
Balance, Sept. 30, 2001     275,000      275    48,575    (25,909)   22,941
                           ========   =======  ========  =========  ========

The accompanying notes are an integral part of these financial statements

                                HOLMES HERBS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures From Inception)


                                     Nine months ending   From Inception,
                                       September 30,      Dec. 3, 1998 to
                                     2001        2000     September 30, 2001
                                  ----------  ----------  ------------------
CASH FLOWS PROVIDED BY
OPERATING
ACTIVITIES
Net Loss                          $ (15,700)  $  (5,000)   $  (25,909)
Non-cash items included in
  net loss
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts payable                   (6,200)       5,000          200
                                    --------   ----------   ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES             (21,900)           0      (25,709)

CASH FLOWS FROM INVESTING                 0            0            0
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                   25           20          275
  Paid-in capital                    24,975       19,980       57,825
  Less offering costs                     0            0       (9,250)
                                  ----------   ----------   ----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES              25,000       20,000       48,850

   NET INCREASE IN CASH               3,100       20,000    $  23,141
                                                            ==========
CASH AT BEGINNING OF PERIOD          20,041           41
                                  ----------   ----------
   CASH AT END OF PERIOD          $  23,141    $  20,041
                                  ==========   ==========



The accompanying notes are an integral part of these financial statements.

                               HOLMES HERBS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000

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

                            HOLMES HERBS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000






NOTE D    COMMON STOCK ISSUES (continued)


          On May 22, 2001, the Company sold 15,000 shares of its common stock at $1.00 per share for a total of $15,000.
          The proceeds were to be used for working capital.

          On July 31, 2001, the Company sold 10,000 shares of its common stock at $1.00 per share for a total of $10,000. The proceeds were to be used for retirement of debt.

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

                            Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2001, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible cash flow from operations. Historically, revenues from existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 31, 2001, the Company sold 10,000 of its common stock at $1.00 per share for a total of $10,000. The proceeds were to be used for retirement of debt. All of the shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act. At the end of the quarter there were 275,000 shares of common stock issued and outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.



ITEM 5.  OTHER MATTERS.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a)The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

b)The exhibit consisting of the Company's By-laws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

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

                           Date:  November 19, 2001