Form 10KSB
period 2001-12-31
HOLMES HERBS INC
filed 2002-05-06
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                            FORM 10-KSB
        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


For the year ended December 31, 2001
Commission File No. 000-31129


                           HOLMES HERBS, INC.
       (Exact name of registrant as specified in its charter)


Nevada                           88-0412635
(State of organization)         (I.R.S. Employer Identification No.)

4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251
(Address of principal executive offices)

Registrant's telephone number, including area code: (480) 205-6273

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.     [X]

Issuer's Revenue during the year ended December 31, 2001:  $0

As of December 31, 2001, the registrant had 3,300,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31,
2001:     N/A.
NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

Holmes Herbs, Inc. (the "Company") is a Nevada company formed under the laws of the State of Nevada December 3,1998 to engage in the development of a business in wholesale herbal remedies in the US. The Company plans to market its initial product lines from its web site and subsequently to expand distribution into retail outlets. Since its inception, the Company has been establishing itself in the industry. The Company has sold equity shares to raise capital, planned and arranged for management, and has commenced corporate strategic planning regarding potential viable operations. The Company current address is 4400 North Scottsdale Road, #9-197, Scottsdale, Arizona. It has no subsidiaries and no affiliated companies.

Business of Issuer

The Company is engaged in distribution of herbal and homeopathic products, beginning with e-commerce transactions and then expanding through retail outlets in the Southwestern USA. The demand for herbal products is increasing, as the aging population has a growing interest in homeopathic remedies to heal ailments. To attract customers, the Company will initially rely on e-commerce through its web site, which will subsequently be supplemented by radio advertisements to implement its marketing objectives. The web site features homeopathic informational content, including a message board section with the Company's resident Homeopath. It also offers the consumer the ability to place a secure order. Other than the design of its website, the Company has no intellectual property rights.

Rather than offering a large generic product list, the Company's business strategy is to focus on specialty products, such as the Company's first product line of SOLAR THERM products. These types of specialty products have large market potential and are unique, which can help to minimize competition.


The Company plans to add other products during the next one-year period, with a long term strategy of not becoming reliant on any one product or supplier.

The Company will face competition from existing suppliers. Competition in herbal and homeopathic products is primarily centered on quality, price, brand recognition and service, with an emphasis on the service. To gain market share, the Company must effectively maintain and promote the quality of both the products and its service to consumers, as well as establishing strong marketing relationships with manufacturers and distributors of herbal products. While the Company believes that it can compete effectively, many competitors have substantially greater resources and well recognized business names. However, the Company believes the uniqueness of its products and personalized service will attract customers.

SOLAR THERM(Trademark)

The Company has entered into an agreement dated January 1, 2002, to distribute its initial product SOLAR THERM(Trademark). The agreement grants the Company the non-exclusive right to distribute the product in the United States, either through its online store or through traditional retail outlets. The term of the agreement is for 5 years. A copy of the agreement is attached hereto as an addendum.

Holmes Herbs Inc. is the first distributor of SOLAR THERM(Trademark) in the United States, and will spend the first year of the agreement evaluating sales to determine if a more exclusive agreement is desired. The Company also intends to add additional products during the next 12 month period, and not become reliant on SOLAR THERM(Trademark) as its sole source of revenue.

Because SOLAR THERM(Trademark) is worn as clothing, and does not involve any drug or medicine, no governmental or regulatory approvals are required prior to sale of the product in the United States. For the same reason, the product liability issues for the Company are minimal. The owners of SOLAR THERM(Trademark) have been selling the product in Canada for several years and have not had any product liability claims. Under the terms of the agreement they warrant the product to customers of the Company, to the extent of repair or replacement in the case of defects.

SOLAR THERM(Trademark) products are elasticized thermal wraps designed for use on parts of the body that may suffer from aches, sprains or other soft tissue injuries e.g. the joints. SOLAR THERM(Trademark)'s specially designed thermal wraps help accelerate the body's own natural healing process and may actually minimize scarring. Wraps worn during exercise help increase sweating, removal of lactic acid, and breakdown of fats and toxins.

Athletes previously used wraps made of myelin or rubber to achieve similar benefits. However since such materials fail to breathe well, skin inflammations often resulted. In contrast, Far Infra-Red wraps maximize body sweat, while simultaneously preventing muscles from feeling over-worked. In time these wraps will noticeably improve muscle tone. By using an assortment of body thermal wraps during competitions or training, athletes have been able to eliminate soreness and muscle spasms while reducing the likelihood of future injuries.

Wraps help mend injured or over-used muscles, tendons and ligaments. According to SOLAR THERM(Trademark), doctors and physical therapists have long recommended Far Infra-Red lamps and thermal systems to relieve a variety of problems. SOLAR THERM(Trademark) believes their Far Infra-Red thermal wraps are more convenient for daily use and enable treatment around the clock if required. When infra-red rays penetrate the skin, they come into contact with protein, collagen and fats, By stimulating micro-vibrations far infra-red cause a thermal reaction which elevates tissue temperatures. The human body then reacts by dilating all the blood vessels regardless of size. Tissues are revitalized because of the improved (micro & macro) circulation.

SOLAR THERM(Trademark) believes that clinical tests show thermal wraps relieve pain from:

o    Arthritis or rheumatism
o    Knee pain
o    Circulatory problems
o    Sports injuries
o    Carpal tunnel syndrome
o    Varicose veins
o    Lower back pain
o    Leg cramps
o    Numbness of extremities

SOLAR THERM(Trademark) Product Line

The SOLAR THERM(Trademark) product line is made from 100% poly-ceramic fiber and manufactured in Canada. Groundwork in bio-ceramics was done by NASA in 1970s and 1980s when they developed various ceramic formulations to protect the space shuttles. NASA workers noticed the health benefits while working with ceramic dust. SOLAR THERM(Trademark)'s ceramic dust is embedded within the poly-propylene thread so will not wash out. The fabric is then woven into various thickness and elasticity depending on the end product.

The SOLAR THERM(Trademark) product line is extensive and contains over twenty different products for various parts of the body. A sample of SOLAR THERM(Trademark) products includes:

SOLAR THERM(Trademark) T-Shirt with Short Sleeves: clinical tests have shown that SOLAR THERM(Trademark) products can relieve pain associated with many ailments such as arthritis, circulatory problems and carpel tunnel syndrome.

SOLAR THERM(Trademark) Glove: used for arthritis, stiffness and swelling of hands and fingers. Perfect for problems due to poor circulation.

SOLAR THERM(Trademark) Arm Bands: arm sleeve extending above and below the elbow.

SOLAR THERM(Trademark) Calf Band: infrared sleeve for painful, swollen calves, leg cramps and varicose veins.

SOLAR THERM(Trademark) Shoulder Wrap: for pain and inflammation of shoulders, lower neck, upper back.

MARKETING STRATEGY

The Company intends to engage in e-commerce initially, and to subsequently expand its operations to include the distribution of herbal and homeopathic products. The Company expects to attract customers via various Internet search engines, and through radio advertisements. There is, however, no guarantee that the Company's web site will succeed in attracting customers or that its marketing strategies will succeed.

The Company's marketing strategy is to

    i. Establish and expand a clientele initially through its web site;
   ii. Establish links from its web sites to search engine sites;
  iii.  Expand its clientele through radio advertisements;
        and
   iv. Acquire or establish relationships with major manufacturers, businesses, companies, or technologies.

An important feature of the web site will be the ability for consumers to interact with the Company's resident Homeopath in on a message board format. As a result, the Company anticipates that word of mouth (free) advertising will drive friends and family of consumers to the web site.

The Company also plans to undertake a Radio Advertising Campaign using 1/2 hour to one-hour radio talk show interview format. This format has proven sales results over print and other media. The Company's web site will be introduced on air and it will be possible to not only use pre-recorded testimonials, but also to receive open-line questions where available. Frequent mention will be made of the SOLAR THERM(Trademark) brand, and the immediate response from customers wanting the product can be measured.

The Company is developing an e-commerce website at www.holmesherbs.com, that will provide information on SOLAR THERM(Trademark) material and the resident Homeopath's message board. It will be indexed with search engines to target people looking for pain relief. Other search engine links and e-mail marketing campaigns will be introduced to solicit customers, as well as manufacturers and retailers of products.

The Company also intends to utilize direct mailing and e-mail to solicit manufacturers and retailers of products. To date, SOLAR THERM(Trademark) is the only distribution contract executed.

The Company is not required to purchase any inventory at this time, relying on a twenty percent (20%) commission on all SOLAR THERM(Trademark) sales from its website. If sufficient funding is obtained, the Company may purchase inventory of SOLAR THERM(Trademark) and other products from manufacturers principally in North American and the Orient. Orders are filled directly by SOLAR THERM(Trademark), allowing the Company to maintain a low overhead.

The Company has no employees at this time outside of management, and intends to contract out most sales and e-commerce operations until sales warrant the hiring of employees.

The Company does not anticipate being dependent upon one major or a few major customers, as it will supply to the general public and herbal retailers.


ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's principal executive and administrative offices are temporarily located at 4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251. The cost to the Company is $1,000 per month, including office, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services. The rental for 2002 is on a month-to-month basis.

The Company does not anticipate adding additional offices or warehouse space in the next one-year period.

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

The National Association of Securities Dealers, Inc. (the "NASD"), administers the OTC Bulletin Board Exchange. Management intends to apply to have the Company's shares traded on the NASD OTC BB exchange during the next year. However, there can be no assurances that the Company will qualify its securities for listing on NASD OTC BB or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing.

Shareholders

As of December 31, 2001, there are 47 holders of the Company's Common Stock.

The Company issued 100,000 shares of Common Stock on December 31, 1998, 30,000 shares of Common Stock on November 12, 1999, 20,000 shares of Common Stock on August 24, 2000, 15,000 shares of Common Stock on May 22, 2001, and 10,000 shares of Common Stock on July 31, 2001. The Company also issued and sold 100,000 shares on March 23, 1999, pursuant to a Rule 504 of Regulation D Offering promulgated under the Securities Act. These shares were issued for a price of $0.10 per share pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Dividends

Holmes Herbs has not paid any dividends on its common stock. Our company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

There are no outstanding options, warrants or other rights to acquire the Company's stock.

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

The Company is engaged in distribution of herbal and homeopathic products, beginning with e-commerce transactions and then with plans to expand through retail outlets in the Southwestern USA.

In January, 2002, new management was appointed to facilitate the distribution of a product line know as SOLAR THERM(Trademark). John F. Metcalfe was appointed President, Secretary and Director. Mr. Metcalfe has a background in business development and marketing. A management agreement for two years commencing January 1, 2002 has been signed with Mr. Metcalfe. Consideration for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary.

The Company also formed an advisory board to provide management with information relating to herbal products and homeopathic advice. Ms. Tisha Creed was appointed to the advisory board. She is both a certified Homeopath and Nutritionist, and has experience in marketing herbal products. A consulting agreement for two years commencing January 1, 2002 has been signed with Ms. Creed. Consideration for this position is limited to the issue of 25,000 common shares in the Company, until such time as revenues warrant a salary.

In January, 2002 the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM(Trademark). The agreement grants the Company the right to distribute the product in the United States, either through its online store or through traditional retail outlets.

In February, 2002 the Company entered into an agreement to build and maintain a commercial website at www.holmesherbs.com. This website will include a shopping engine allowing customers to purchase the Company's products and message board allowing customers to post questions for the Company's resident Homeopath.

Additional funding through debt or private placement will be necessary to enable the Company to market SOLAR THERM(Trademark) and other products and to secure contracts with suppliers and buyers of the products.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2001, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company has only engaged in limited activity as of the date of this plan of operation. Management therefore believes the business should concentrate on financing its own self-development for the immediate short term, in order to keep the rewards of the Company's efforts with the shareholders. Any funds raised will be used for working capital. If the Company can raise sufficient capital in a timely manner, its subsequent focus will be to expand as a distributor of herbal and homeopathic products in the Southwestern US.

This is seen as a long-term plan to be undertaken if the growth of the Company warrants the need for additional capital, and if this need outweighs the dilution that would result from raising this additional capital.

The proceeds of any immediate funding received will finance the Company's initial proposed business operations. No provision has been made for escrowing any of the funds received from any funding or subscriptions for Company. All funds received by the Company from such private placement subscriptions will be immediately available to the Company for the purposes set forth herein. The Company believes it will need to raise additional funds in order to maintain its operations, and its continued operations will therefore depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the plans necessary to the Company's growth and new product strategy. The Company is seeking financing, in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

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


ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December 31, 2001.

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           TABLE OF CONTENTS


                                                               Page Number
                                                               -----------

INDEPENDENT ACCOUNTANT'S REPORT..........................             1

FINANCIAL STATEMENT

     Balance Sheets......................................             2

     Statements of Operations and Deficit
       Accumulated During the Development Stage..........             3

     Statement of Changes in Stockholders' Equity........             4

     Statements of Cash Flows............................             5

     Notes to the Financial Statements...................             6-7

David E. Coffey           3651 Lindell Road, Suite I, Las Vegas, NV 89103
----------------------------------------------------------------------------
Certified Public Accountant        Phone (702) 871-3979  FAX (702) 871-6769


                      INDEPENDENT ACCOUNTANT'S REPORT



     To the Board of Directors and Stockholders of Holmes Herbs, Inc.
     Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of December 31, 2001 and December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2001. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of December 31, 2001 and December 31, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.



David E. Coffey, C. P. A.
Las Vegas, Nevada
February 20, 2002

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                             December 31,       December 31,
                                                 2001               2000
ASSETS                                     --------------    ---------------

Cash                                       $       23,141    $        20,041
                                           --------------    ---------------
     Total Assets                          $       23,141    $        20,041
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        1,700    $         6,400
                                           --------------    ---------------
     Total Liabilities                              1,700              6,400

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,300,000
     shares and 250,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,300                250
     Additional paid-in capital                    45,550             23,600
     Deficit accumulated during the
     development stage                            (27,409)           (10,209)
                                           --------------    ---------------
          Total Stockholders' Equity               21,441             13,641


     Total Liabilities and Stockholders'
     Equity                                $       23,141    $        20,041
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                         Year ending December 31,  From Inception,
                                                                   Dec. 3, 1998 to
                                             2001          2000      Dec. 31, 2001
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses            0              0          3,809
     Professional fees                        17,000          6,000         23,000
     Licenses and fees                           200              0            200
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                17,200          6,000         27,409

Net loss                                     (17,200)        (6,000)  $    (27,409)
                                                                      ============

Retained earnings, beginning of period       (10,209)        (4,209)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (27,409)  $    (10,209)
                                        ============   ============

Earnings ( loss ) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $     (0.03)   $     (0.03)   $     (0.09)
                                        ============   ============   ============

Weighted average shares outstanding          517,083        236,667        302,838
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO DECEMBER 31, 2001


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---

Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100

Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000

Issuance of common stock
for cash,  Nov. 10, 1999                  30,000       30        2,970              0     3,000

Less offering costs                            0        0       (9,250)             0    (9,250)

Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000

Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000

Issuance of common stock
for cash, July 31, 2001                   10,000       10        9,990              0    10,000

Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0

Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000  $ 3,300  $    45,550  $     (27,409) $ 21,441
                                       =========  =======  ===========  =============  ========

The accompanying notes are an integral part of these financial statements.
                                     - 4 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                         Year ending December 31,  From Inception,
                                                                   Dec. 3, 1998 to
                                             2001          2000      Dec. 31, 2001
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (17,200)  $     (6,000)  $    (27,409)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable                         (4,700)         6,000          1,700
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (21,900)             0        (25,709)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                      3,050             20          3,300
     Paid-in capital                          21,950         19,980         54,800
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                25,000         20,000         48,850

          NET INCREASE IN CASH                 3,100         20,000   $     23,141
                                                                      ============
CASH AT BEGINNING OF PERIOD                   20,041             41
                                        ------------   ------------
          CASH AT END OF PERIOD         $     23,141   $     20,041
                                        ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

          On August 24, 2000, the Company completed a private placement offering and sold 20,000 shares of its common stock at $1.00 per share for a total of $20,000. The proceeds were to be used to purchase and resell herbal remedies and for working capital.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000
(continued)

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

NOTE E   COMMON STOCK SPLIT

         On December 14, 2001 the Company approved a split of its common stock at a ratio of 12 for 1 at $.001 par value. The 275,000 shares outstanding at $.001 par value increased to 3,300,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 shares with a par value of $.001 per share.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the inception of Holmes Herbs, Inc. on December 3, 1998, the principal independent accountant for the Company has neither resigned nor been dismissed.

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

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 20-40 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position

John F. Metcalfe          52    President, Secretary,
                                Treasurer and Director

John F. Metcalfe; President, Secretary, Treasurer and Director

Mr. Metcalfe has been the President, Secretary, Treasurer and Director of the Company since January 1, 2002. Mr. Metcalfe has a background in business development and marketing. He spent five years with Moore Corporation, the world's largest designer and supplier of business forms and related office solutions where he held positions including Director of Marketing and Consulting Services. In addition, John has served as President and a Director of an anti-virus software company with proprietary software.


ITEM 10.  EXECUTIVE COMPENSATION

A management agreement for two years commencing January 1, 2002 has been signed with John F. Metcalfe. Consideration for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary.

No other compensation has been paid to any officer and/or director for his services rendered to the Company, nor has any received such compensation in the past.

                   SUMMARY COMPENSATION TABLE
=================================================================
|  Name and         |          |   Long Term Compensation       |
|  Principal        |          |          Awards                |
|  Position         |   Year   |    Restricted Stock Awards     |
=================================================================
|  John Metcalfe    |    2002  |       $50.00                   |
|  President        |          |                                |
-----------------------------------------------------------------

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

There are no persons known to the Company, as of March 31, 2002, to be a beneficial owner of five percent (5%) or more of the Company's common stock.


Title of    Name and Address       Amount & Nature     Percent of
Class       of Beneficial Owner    of Beneficial Owner  Class
---------------------------------------------------------------

Common     John F. Metcalfe(1)     50,000               1.5%
           72 Blackdome Cres.
           Kanata, Ontario K2T1B1

Common     Officers and Directors  50,000               1.5%
           Of the Company as a
           Group (1 Person)
-----------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

The Company has no promoters. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.


ITEM 13.  EXHIBITS.


EXHIBITS

No.  Description
---  -----------
3.0 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.1 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

10.0 The Distribution Agreement dated January 1, 2002 with NMC Inc. relating to SOLAR THERM(Trademark) is included herein.

10.1 The Company's employment (management) agreement with its sole officer and director is included herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Holmes Herbs, Inc.




By: /s/ John F. Metcalfe
President and sole director
Date:   March 31, 2002