Form 10QSB
period 2002-03-31
HOLMES HERBS INC
filed 2002-06-07
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

Commission File Number 000-31129

                              HOLMES HERBS, INC.
       (Exact name of small business issuer as specified in its charter)

           Nevada                                88-0412635
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

        4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251
                    (Address of principal executive offices)

                                  (480) 205-6273
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, 3,312,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                   MARCH 31, 2002 AND MARCH 31, 2001

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


                      INDEPENDENT ACCOUNTANT'S REPORT



     To the Board of Directors and Stockholders of Holmes Herbs, Inc.
     Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of March 31, 2002 and March 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to March 31, 2002. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of March 31, 2002 and March 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID E. COFFEY, CPA
David E. Coffey, C. P. A.
Las Vegas, Nevada
May 15, 2002

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                             March 31,          March 31,
                                                2002               2001
ASSETS                                     --------------    ---------------

Cash                                       $       24,007    $        20,041
                                           --------------    ---------------
     Total Assets                          $       24,007    $        20,041
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        5,200    $         7,400
Notes payable                                      10,000                  0
Interest payable                                      162                  0
                                           --------------    ---------------
     Total Liabilities                             15,362              7,400

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,312,000
     shares and 250,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,312                250
     Additional paid-in capital                    57,538             23,600
     Deficit accumulated during the
     development stage                            (52,205)           (11,209)
                                           --------------    ---------------
          Total Stockholders' Equity                8,645             12,641


     Total Liabilities and Stockholders'
     Equity                                $       24,007    $        20,041
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                       Three months ending March 31, From Inception,
                                                                    Dec. 3, 1998 to
                                             2002          2001      March 31, 2002
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          134              0          3,943
     Professional fees                         3,500          1,000         26,500
     Consulting                               21,000              0         21,000
     Licenses and fees                             0              0            200
     Interest expense                            162              0            162
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                24,796          1,000         52,205

Net loss                                     (24,796)        (1,000)  $    (52,205)
                                                                      ============

Retained earnings, beginning of period       (27,409)       (10,209)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (52,205)  $    (11,209)
                                        ============   ============

Earnings ( loss ) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $     (0.01)   $      0.00    $     (0.10)
                                        ============   ============   ============

Weighted average shares outstanding        3,304,000        250,000        527,925
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO MARCH 31, 2002


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---

Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100

Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
           Nov. 10, 1999                  30,000       30        2,970              0     3,000

Less offering costs                            0        0       (9,250)             0    (9,250)

Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000

Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000

Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0

Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000

Less net loss                                  0        0            0        (24,796)  (24,796)
                                       ---------  -------  -----------  -------------  --------
Balance, March 31, 2002                3,312,000  $ 3,312  $    57,538  $     (52,205) $  8,645
                                       =========  =======  ===========  =============  ========

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                       Three months ending March 31,  From Inception,
                                                                     Dec. 3, 1998 to
                                             2002          2001      March 31, 2002
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (24,796)  $     (1,000)  $    (52,205)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase                 3,500          1,000          5,200
     Note payable increase                    10,000              0         10,000
     Interest payable increase                   162              0            162
     Issuance of stock for services           12,000              0         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                   866              0        (24,843)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                          0              0          3,300
     Paid-in capital                               0              0         54,800
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     0              0         48,850

          NET INCREASE IN CASH                   866              0   $     24,007
                                                                      ============
CASH AT BEGINNING OF PERIOD                   23,141         20,041
                                        ------------   ------------
          CASH AT END OF PERIOD         $     24,007   $     20,041
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,300   $    45,550
     Common Stock issued for services                            12        11,988
                                                       ------------   -----------
          Common Stock totals in the
          Balance Sheet                                $      3,312   $    57,538
                                                       ============   ===========

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002 AND MARCH 31, 2001

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

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002 AND MARCH 31, 2001
(continued)

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

NOTE F   COMMON STOCK ISSUES FOR SERVICES

         On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1 per share, a total of $12,000.00

NOTE G   NOTE PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured promissory note, payable on demand, plus interest at the rate of of 10% per annum. The proceeds were to be used for working capital.

Item 2 - MANAGEMENT'S PLAN OF OPERATION

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of March 31, 2002, the Company had nominal working capital and results.
In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2.   Changes in Securities
          ---------------------

On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1.00 per share, for a total of $12,000.00

Item 3.   Defaults Upon Senior Securities
          -------------------------------
                 None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               No.     Description
               ---     -----------
               23.0    Consent of Independent Auditor

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2002


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)