Form 10QSB
period 2002-06-30
HOLMES HERBS INC
filed 2002-08-23
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, 3,312,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                    JUNE 30, 2002 AND JUNE 30, 2001

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


                      INDEPENDENT ACCOUNTANT'S REPORT



     To the Board of Directors and Stockholders of Holmes Herbs, Inc.
     Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to June 30, 2002. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of June 30, 2002 and June 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID E. COFFEY, CPA
David E. Coffey, C. P. A.
Las Vegas, Nevada
August 9, 2002

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                              June 30,           June 30,
                                                2002               2001
ASSETS                                     --------------    ---------------

Cash                                       $       20,428    $        22,541
                                           --------------    ---------------
     Total Assets                          $       20,428    $        22,541
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        4,725    $         8,600
Notes payable                                      11,000                  0
Interest payable                                      422                  0
                                           --------------    ---------------
     Total Liabilities                             16,147              8,600

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,312,000
     shares and 265,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,312                265
     Additional paid-in capital                    57,538             38,585
     Deficit accumulated during the
     development stage                            (56,569)           (24,909)
                                           --------------    ---------------
          Total Stockholders' Equity                4,281             13,941


     Total Liabilities and Stockholders'
     Equity                                $       20,428    $        22,541
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                        Six months ending June 30,  From Inception,
                                                                    Dec. 3, 1998 to
                                             2002          2001      June 30, 2002
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          213              0          4,022
     Professional fees                         6,000         14,500         29,000
     Consulting                               21,000              0         21,000
     Licenses and fees                         1,525            200          1,725
     Interest expense                            422              0            422
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                29,160         14,700         56,569

Net loss                                     (29,160)       (14,700)  $    (56,569)
                                                                      ============

Retained earnings, beginning of period       (27,409)       (10,209)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (56,569)  $    (24,909)
                                        ============   ============

Earnings ( loss ) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $     (0.01)   $      0.00    $     (0.02)
                                        ============   ============   ============

Weighted average shares outstanding        3,308,000      3,060,000      2,744,372
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO JUNE 30, 2002


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---

Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100

Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
           Nov. 10, 1999                  30,000       30        2,970              0     3,000

Less offering costs                            0        0       (9,250)             0    (9,250)

Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000

Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000

Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0

Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000

Less net loss                                  0        0            0        (29,160)  (29,160)
                                       ---------  -------  -----------  -------------  --------
Balance, JUNE, 30, 2002                3,312,000  $ 3,312  $    57,538  $     (56,569) $  4,281
                                       =========  =======  ===========  =============  ========

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                        Six months ending June 30,   From Inception,
                                                                     Dec. 3, 1998 to
                                             2002          2001      June 30, 2002
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (29,160)  $    (14,700)  $    (56,569)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)      3,025          2,200          4,725
     Note payable increase                    11,000              0         11,000
     Interest payable increase                   422              0            422
     Issuance of stock for services           12,000              0         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                (2,713)       (12,500)       (28,422)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                          0             15          3,300
     Paid-in capital                               0         14,985         54,800
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     0         15,000         48,850

          NET INCREASE IN CASH                (2,713)         2,500   $     20,428
                                                                      ============
CASH AT BEGINNING OF PERIOD                   23,141         20,041
                                        ------------   ------------
          CASH AT END OF PERIOD         $     20,428   $     22,541
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,300   $    45,550
     Common Stock issued for services                            12        11,988
                                                       ------------   -----------
          Common Stock totals in the
          Balance Sheet                                $      3,312   $    57,538
                                                       ============   ===========

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001

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

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001
(continued)

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

         On May 21, 2002 the Company borrowed $1,000 on an unsecured promissory note, payable on demand, plus interest at the rate of 10% per annum. The proceeds were to be used for working capital.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of June 30, 2002, the Company had nominal working capital and results.
In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               No.     Description
               ---     -----------
               23.0    Consent of Independent Auditor

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2002


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)