Form 10QSB
period 2002-09-30
HOLMES HERBS INC
filed 2003-02-10
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, 3,312,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

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

David E. Coffey       6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
----------------------------------------------------------------------------
Certified Public Accountant        Phone (702) 871-3979  FAX (702) 871-6769


                      INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of September 30, 2002 and September 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to September 30, 2002. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of September 30, 2002 and September 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
-------------------------
David E. Coffey, C. P. A.
Las Vegas, Nevada
November 8, 2002

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                           September 30,      September 30,
                                                2002               2001
ASSETS                                     --------------    ---------------

Cash                                       $          161    $        23,141
                                           --------------    ---------------
     Total Assets                          $          161    $        23,141
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,420    $           200
Notes payable                                      11,000                  0
Interest payable                                      704                  0
                                           --------------    ---------------
     Total Liabilities                             18,124                200

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,312,000
     shares and 275,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,312                275
     Additional paid-in capital                    57,538             48,575
     Deficit accumulated during the
     development stage                            (78,813)           (25,909)
                                           --------------    ---------------
          Total Stockholders' Equity              (17,963)            22,941


     Total Liabilities and Stockholders'
     Equity                                $          161    $        23,141
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                   Nine months ending September 30,  From Inception,
                                                                     Dec. 3, 1998 to
                                             2002          2001      Sept. 30, 2002
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          230              0          4,039
     Professional fees                         7,500         15,500         30,500
     Consulting                               41,220              0         41,220
     Licenses and fees                         1,750            200          1,950
     Interest expense                            704              0            704
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                51,404         15,700         78,813

Net loss                                     (51,404)       (15,700)  $    (78,813)
                                                                      ============

Retained earnings, beginning of period       (27,409)       (10,209)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (78,813)  $    (25,909)
                                        ============   ============

Earnings (loss) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $     (0.02)   $     (0.06)   $     (0.03)
                                        ============   ============   ============

Weighted average shares outstanding        3,309,333        261,667      2,781,391
                                        ============   ============   ============


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO SEPTEMBER 30, 2002


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---

Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100

Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
           Nov. 10, 1999                  30,000       30        2,970              0     3,000

Less offering costs                            0        0       (9,250)             0    (9,250)

Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000

Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000

Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0

Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000

Less net loss                                  0        0            0        (51,404)  (51,404)
                                       ---------  -------  -----------  -------------  --------
Balance, September 30, 2002            3,312,000  $ 3,312  $    57,538  $     (78,813) $(17,963)
                                       =========  =======  ===========  =============  ========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                   Nine months ending September 30,   From Inception,
                                                                      Dec. 3, 1998 to
                                             2002          2001       Sept. 30, 2002
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (51,404)  $    (15,700)  $    (78,813)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)      4,720         (6,200)         6,420
     Note payable increase                    11,000              0         11,000
     Interest payable increase                   704              0            704
     Issuance of stock for services           12,000              0         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (22,980)       (21,900)       (48,689)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                          0             25          3,300
     Paid-in capital                               0         24,975         54,800
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     0         25,000         48,850

          NET INCREASE (DECREASE)
          IN CASH                            (22,980)         3,100   $        161
                                                                      ============
CASH AT BEGINNING OF PERIOD                   23,141         20,041
                                        ------------   ------------
          CASH AT END OF PERIOD         $        161   $     23,141
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,300   $    45,550
     Common Stock issued for services                            12        11,988
                                                       ------------   -----------
          Common Stock totals in the
          Balance Sheet                                $      3,312   $    57,538
                                                       ============   ===========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

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

NOTE D    COMMON STOCK SALES

          On March 23, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for total proceeds of $10,000. The net proceeds were to be used for marketing of herbal remedies.

          On November 10, 1999, the Company sold by private placement 30,000 shares of its common stock at $.10 per share for a total of $3,000. The proceeds were to be used for working capital.

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

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(continued)

NOTE D   COMMON STOCK SALES (continued)

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

NOTE H   GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2002, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

                 None.

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

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               No.     Description
               ---     -----------
               23.0    Consent of Independent Auditor

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2003


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)