Form 10KSB
period 2002-12-31
HOLMES HERBS INC
filed 2003-04-15
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                            FORM 10-KSB
        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


For the year ended December 31, 2002
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

Issuer's Revenue during the year ended December 31, 2002:  $0

As of December 31, 2002, the registrant had 3,312,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31,
2002:     N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

Holmes Herbs, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 3,1998. The Company was formed to engage in the distribution of herbal and natural medicine products. The Company plans to market its initial product lines from its web site and subsequently to expand distribution into retail outlets.

Since its inception, the Company has been establishing itself in the industry. The Company has sold equity shares to raise capital, planned and arranged for management, completed its business plan, designed and launched its website and commenced marketing its first products at www.holmesherbs.com.

The Company head office is located at 4400 North Scottsdale Road, #9-197, Scottsdale, Arizona 85251. It has no subsidiaries and no affiliated companies.

Business of Issuer

The Company is engaged in distribution of herbal and alternative medicine products, beginning with e-commerce transactions and then expanding through retail outlets in the USA. The demand for herbal products is increasing, as the aging population has a growing interest in natural remedies to heal ailments. To attract customers, the Company will initially rely on the information services found at the website, including a message board section with the Company's resident Homeopath. This free online service will build an audience for the Company's products that are also available for purchase at the website, which offers the consumer the ability to place a secure order. Online marketing and sales will eventually be supplemented by Radio advertising and an "800" telephone order system.

Rather than offering a large generic product list, the Company's business strategy is to focus on specialty products, such as the Company's first product line of SOLAR THERM(Trademark) products. These types of specialty products have large market potential and are unique, which can help to minimize competition.

The Company plans to add other products during the next one-year period, with a long term strategy of not becoming reliant on any one product or supplier.

The Company will face competition from existing suppliers. Competition in herbal and natural medicine products is primarily centered on quality, price, brand recognition and service, with an emphasis on the service. To gain market share, the Company must effectively maintain and promote the quality of both the products and its service to consumers, as well as establishing strong marketing relationships with manufacturers and distributors of herbal products. The Company believes the uniqueness of its products and personalized service will attract customers.

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

The Company intends to add additional products during the next 12 month period, and not become reliant on SOLAR THERM(Trademark) as its sole source of revenue.

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

The SOLAR THERM(Trademark) product line is extensive and contains over twenty different products for various parts of the body. A sample of SOLAR THERM(Trademark) products includes:

SOLAR THERM(Trademark) T-Shirt for the upper body.
SOLAR THERM(Trademark) Gloves for hands.
SOLAR THERM(Trademark) Arm Bands for the forearm, elbow or bicep.
SOLAR THERM(Trademark) Leg Bands for the calf, knee or quads.
SOLAR THERM(Trademark) Wraps and Socks for ankles and feet.

MARKETING STRATEGY

The Company is initially engaged in e-commerce marketing and sales. It intends to expand into radio infomercials, an "800" telephone order system, and eventually retail store distribution of herbal and alternative medicine products. The Company expects to initially attract customers via various Internet search engines and the distribution of an online newsletter and message board offering free advice from a registered homeopath.

The Company's marketing strategy is to:

o establish an audience for its products through its free homeopathic advice found on the message board and in the online newsletter;
o  create a customer base through establishing links and to its web site;
o expand its customer base through Radio advertising and an "800" telephone ordering system;
o  distribute its products through relationships with retail outlets.

An important feature of the web site is the ability for consumers to interact with the Company's resident Homeopath in on a message board format. As a result, the Company anticipates that word of mouth (viral) advertising will drive friends and family of consumers to the web site.

The Company also plans to undertake a Radio advertising campaign using 1/2 hour to one-hour radio talk show interview format. This format has proven sales results over print and other media. The Company's web site and "800" number will be introduced on air and it will be possible to not only use pre-recorded testimonials, but also to receive open-line questions where available. Frequent mention will be made of the SOLAR THERM(Trademark) brand, and the immediate response from customers wanting the product can be measured.

The Company plans to further develop its website at www.holmesherbs.com which now provides information on SOLAR THERM(Trademark), other new products selected by the Company and endorsed on the resident Homeopath's message board. It has been indexed with search engines to target people looking for pain relief. Other search engine links, newsletter and e-mail marketing campaigns will be introduced to solicit customers, as well as manufacturers and retailers of products.

The Company is not required to purchase any inventory at this time, relying on a twenty percent (20%) commission on all SOLAR THERM(Trademark) and other product sales from its website. If sufficient funding is obtained, the Company may purchase inventory of SOLAR THERM(Trademark) and other products from manufacturers principally in North American and the Orient.

The Company does not anticipate being dependent upon one major or a few major customers, as it will supply to the general public and retailers.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's principal executive and administrative offices are temporarily located at 4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251. The cost to the Company is $1,000 per month, including office, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services. The rental for 2003 is on a month-to-month basis.

The Company does not anticipate adding additional offices or warehouse space in the next one-year period.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.


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

Shareholders

As of December 31, 2002, there are 51 holders of the Company's Common Stock.

The Company issued 100,000 shares of Common Stock on December 31, 1998, 30,000 shares of Common Stock on November 12, 1999, 20,000 shares of Common Stock on August 8, 2000, 15,000 shares of Common Stock on May 22, 2001, 10,000 shares of Common Stock on July 31, 2001, and 12,000 shares of common stock on March

28,2002. The Company also issued and sold 100,000 shares on March 23, 1999, pursuant to a Rule 504 of Regulation D Offering promulgated under the Securities Act. These shares were issued for a price of $0.10 per share pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Dividends

Holmes Herbs has not paid any dividends on its common stock. The company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

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

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an "800" telephone ordering system and retail outlets in the USA.

In January, 2002, new management was appointed to facilitate the distribution of a product line know as SOLAR THERM(Trademark). John F. Metcalfe was appointed President, Secretary and Director. Mr. Metcalfe has a background in business development and marketing. A management agreement for two years commencing January 1, 2002 has been signed with Mr. Metcalfe. Compensation for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has not yet been authorized or issued by the Company.

The Company also formed an advisory board to provide management with information relating to herbal products and homeopathic advice. Ms. Tisha Creed was appointed to the advisory board. She is both a certified Homeopath and Nutritionist, and has experience in marketing herbal products. A consulting agreement for two years commencing January 1, 2002 has been signed with Ms. Creed. Compensation for this position is limited to the issue of 25,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has not yet been authorized or issued by the Company.

In January, 2002 the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM(Trademark). The agreement grants the

Company the right to distribute the product in the United States, either through its online store or through traditional retail outlets.

In February, 2003 the Company entered into an agreement to re-build and maintain a commercial website at www.holmesherbs.com. This website includes a shopping engine allowing customers to purchase the Company's products and message board allowing customers to post questions for the Company's resident Homeopath.

In March, 2003 the Company commenced an initial marketing program aimed at attracting an audience for its free Homeopathic information and customers for its products. Additional funding through debt or private placement will be necessary to enable the Company to increase its marketing efforts to include Radio advertising and an "800" telephone order system.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2002, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.


Management believes the business should concentrate on financing its own self-development for the immediate short term, in order to keep the rewards of the Company's efforts with the shareholders. Any funds raised will be
used for working capital.   If the Company can raise sufficient capital in a
timely manner, its subsequent focus will be to expand into radio advertising and an "800" telephone ordering system as a distributor of herbal and natural medicine products in the United States.

As a publicly distributed company, the Company has the right within the parameters of current federal and state security laws and the rules and regulations of the Security and Exchange Commission and the NASD to make additional public offerings in strict compliance with all applicable laws and regulations thereto.

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

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December 31, 2002, attached hereto as an exhibit.

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                DECEMBER 31, 2002 AND DECEMBER 31, 2001

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


                      INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2002. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
David E. Coffey, C. P. A.
Las Vegas, Nevada
February 19, 2002

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                             December 31,       December 31,
                                                 2002               2001
ASSETS                                     --------------    ---------------

Cash                                       $          165    $        23,141
                                           --------------    ---------------
     Total Assets                          $          165    $        23,141
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        8,270    $         1,700
Notes payable                                      11,275                  0
Interest payable                                    1,001                  0
                                           --------------    ---------------
     Total Liabilities                             20,546              1,700

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,312,000
     shares and 3,300,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,312              3,300
     Additional paid-in capital                    57,538             45,550
     Deficit accumulated during the
     development stage                            (81,231)           (27,409)
                                           --------------    ---------------
          Total Stockholders' Equity              (20,381)            21,441


     Total Liabilities and Stockholders'
     Equity                                $          165    $        23,141
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                         Year ending December 31,  From Inception,
                                                                   Dec. 3, 1998 to
                                             2002         2001     Dec. 31, 2002
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          251              0          4,060
     Professional fees                         9,000         17,000         32,000
     Consulting                               41,220              0         41,220
     Licenses and fees                         2,350            200          2,550
     Interest expense                          1,001              0          1,001
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                53,822         17,200         81,231

Net loss                                     (53,822)       (17,200)  $    (81,231)
                                                                      ============

Retained earnings, beginning of period       (27,409)       (10,209)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (81,231)  $    (27,409)
                                        ============   ============

Earnings ( loss ) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $     (0.02)   $     (0.01)   $     (0.03)
                                        ============   ============   ============

Weighted average shares outstanding        3,310,000      3,108,000      2,813,878
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO DECEMBER 31, 2002


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---

Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100

Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
          November 10, 1999               30,000       30        2,970              0     3,000

Less offering costs                            0        0       (9,250)             0    (9,250)

Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000

Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000

Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0

Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000  $ 3,300  $    45,550  $     (27,409) $ 21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000

Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000  $ 3,312  $    57,538  $     (81,231) $(20,381)
                                       =========  =======  ===========  =============  ========

The accompanying notes are an integral part of these financial statements.
                                     - 4 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                         Year ending December 31,  From Inception,
                                                                   Dec. 3, 1998 to
                                             2002          2001      Dec. 31, 2002
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (53,822)  $    (17,200)  $    (81,231)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)      6,570         (4,700)         8,270
     Note payable increase                    11,275              0         11,275
     Interest payable increase                 1,001              0          1,001
     Issuance of stock for services           12,000              0         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (22,976)       (21,900)       (48,686)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                          0          3,050          3,300
     Paid-in capital                               0         21,950         54,800
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     0         25,000         48,850

          NET INCREASE (DECREASE)
          IN CASH                            (22,976)         3,100   $        165
                                                                      ============
CASH AT BEGINNING OF PERIOD                   23,141         20,041
                                        ------------   ------------
          CASH AT END OF PERIOD         $        165   $     23,141
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,300   $     45,550
     Common Stock issued for services                            12         11,988
                                                       ------------   ------------

        Common Stock totals in the Balance Sheet       $      3,312   $     57,538
                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company was incorporated on December 3, 1998, under the laws of the State of Nevada. The business purpose of the Company is to procure and resell herbal remedies.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    OFFERING COSTS

          Offering costs were deducted from the proceeds of the offering.

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

NOTE D    COMMON STOCK SALES

          On March 23, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for total proceeds of $10,000. The net proceeds were to be used for working capital and marketing of herbal remedies.

          On November 10, 1999, the Company sold by private placement 30,000 shares of its common stock at $.10 per share for a total of $3,000. The proceeds were used for working capital.

          On August 24, 2000, the Company completed a private placement offering and sold 20,000 shares of its common stock at $1.00 per share for a total of $20,000. The proceeds were to be used to purchase and resell herbal remedies and for working capital.

          On May 22, 2001, the Company sold 15,000 shares of its common stock at $1.00 per share for a total of $15,000. The proceeds were used for working capital.

          On July 31, 2001, the Company sold 10,000 shares of its common stock at $1.00 per share for a total of $10,000. The proceeds were used to retire debt.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001
(continued)

NOTE D   COMMON STOCK SALES (continued)

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

NOTE F   COMMON STOCK ISSUES FOR SERVICES

         On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1 per share, a total of $12,000.

NOTE G   NOTES PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured promissory note, payable on demand, plus interest at the rate of 10% per annum. The proceeds were used for working capital.

         On May 21, 2002, the Company borrowed $1,000 on an unsecured promissory note, payable on demand, plus interest at the rate of 10% per annum. The proceeds were used for working capital.

         On October 10, 2002, the Company borrowed $275 on an unsecured promissory note, payable on demand, plus interest at the rate of 10% per annum. The proceeds were used for working capital.

NOTE H   GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the inception of Holmes Herbs, Inc. on December 3, 1998, the principal independent accountant for the Company has neither resigned nor been dismissed.


                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

The Company does not have an audit committee financial expert serving on its audit committee because the Company does not yet have any significant revenue and there are no complex accounting issues to be dealt with in its financial statements.

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


Holmes Herbs, Inc.




By: /s/ John F. Metcalfe
President and sole director
Date:   March 31, 2003

                CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Metcalfe, certify that:

1. I have reviewed this annual report on Form 10-KSB of Holmes Herbs Inc. for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ JOHN F. METCALFE
_______________________
John F. Metcalfe,
President