Form 10QSB
period 2003-03-31
HOLMES HERBS INC
filed 2003-05-20
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, 3,362,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                   MARCH 31, 2003 AND MARCH 31, 2002

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


                      INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to March 31, 2003. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of March 31, 2003 and March 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
-------------------------
David E. Coffey, C. P. A.
Las Vegas, Nevada
May 12, 2003

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                              March 31,         March 31,
                                                2003               2002
ASSETS                                     --------------    ---------------

Cash                                       $        4,528    $        24,007
                                           --------------    ---------------
     Total Assets                          $        4,528    $        24,007
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,420    $         5,200
Notes payable                                      11,275             10,000
Interest payable                                    1,301                162
                                           --------------    ---------------
     Total Liabilities                             18,996             15,362

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,362,000
     shares and 3,312,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,362              3,312
     Additional paid-in capital                    69,988             57,538
     Deficit accumulated during the
     development stage                            (87,818)           (52,205)
                                           --------------    ---------------
          Total Stockholders' Equity              (14,468)             8,645


     Total Liabilities and Stockholders'
     Equity                                $        4,528    $        24,007
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                      Three months ending March 31,  From Inception,
                                                                     Dec. 3, 1998 to
                                             2003          2002      March 31, 2003
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses           35            134          4,095
     Professional fees                         3,000          3,500         35,000
     Consulting                                  225         21,000         41,445
     Service fees                              1,000              0          1,000
     Licenses and fees                           751              0          3,301
     Website expenses                          1,275              0          1,275
     Interest expense                            301            162          1,302
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                 6,587         24,796         87,818

Net loss                                      (6,587)       (24,796)  $    (87,818)
                                                                      ============

Retained earnings, beginning of period       (81,231)       (27,409)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (87,818)  $    (52,205)
                                        ============   ============

Earnings (loss) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $      0.00    $     (0.01)   $     (0.03)
                                        ============   ============   ============

Weighted average shares outstanding        3,362,000      3,304,000      2,845,500
                                        ============   ============   ============


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO MARCH 31, 2003


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---
Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100
Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
November 10, 1999                         30,000       30        2,970              0     3,000
Less offering costs                            0        0       (9,250)             0    (9,250)
Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000
Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000
Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0
Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000
Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000    3,312       57,538        (81,231)  (20,381)

Issuance of common stock
for cash, January 27, 2003                50,000       50       12,450              0    12,500
Less net loss                                  0        0            0         (6,587)   (6,587)
                                       ---------  -------  -----------  -------------  --------
Balance, March 31, 2003                3,362,000  $ 3,362  $    69,988  $     (87,818) $(14,468)
                                       =========  =======  ===========  =============  ========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                       Three months ending March 31,  From Inception,
                                                                      Dec. 3, 1998 to
                                             2003          2002       March 31, 2003
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $     (6,587)  $    (24,796)  $    (87,818)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)     (1,850)         3,500          6,420
     Note payable increase                         0         10,000         11,275
     Interest payable increase                   300            162          1,301
     Issuance of stock for services                0         12,000         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                (8,137)           866        (56,822)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                         50              0          3,350
     Paid-in capital                          12,450              0         67,250
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                12,500              0         61,350

          NET INCREASE (DECREASE)
          IN CASH                              4,363            866   $      4,528
                                                                      ============
CASH AT BEGINNING OF PERIOD                      165         23,141
                                        ------------   ------------
          CASH AT END OF PERIOD         $      4,528   $     24,007
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,350   $    58,000
     Common Stock issued for services                            12        11,988
                                                       ------------   -----------
          Common Stock totals in the
          Balance Sheet                                $      3,362   $    69,988
                                                       ============   ===========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002

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

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002
(continued)

NOTE D   COMMON STOCK SALES (continued)

         On January 27, 2003, the Company sold 50,000 shares of its common stock at $.25 per share for a total of $12,500. The proceeds were used for working capital.

         All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

NOTE E   COMMON STOCK SPLIT

         On December 14, 2001 the Company approved a split of its common stock at a ratio of 12 for 1 at $.001 par value. The 275,000 shares outstanding at $.001 par value increased to 3,300,000 shares at $.001 par value issued and outstanding. The shares of common stock authorized remained 50,000,000 shares at $.001 par.

NOTE F   COMMON STOCK ISSUES FOR SERVICES

         On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1 per share, a total of $12,000.

NOTE G   NOTES PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital.

         On May 21, 2002 the Company borrowed $1,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital.

         On October 10, 2002, the Company borrowed $275 on an unsecured note, payable on demand, with interest at 10% per annum, used for working capital.

NOTE H   GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an "800" telephone ordering system and retail outlets in the United States.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of March 31, 2003, the Company had nominal working capital and results.
In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company has only engaged in limited activity as of the date of this plan of operation. Management therefore believes the business should concentrate on financing its own self-development for the immediate short term, in order to keep the rewards of the Company's efforts with the shareholders. Any funds raised will be used for working capital. If the Company can raise sufficient capital in a timely manner, its subsequent focus will be to expand as a distributor of herbal and homeopathic products in the United States.

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

On January 23, 2003, the Company sold 50,000 common shares for consideration of $12,500.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)