Form 10KSB/A
period 2002-12-31
HOLMES HERBS INC
filed 2003-08-18
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                          FORM 10-KSB/A
        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


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


Holmes Herbs, Inc.




By: /s/ John F. Metcalfe
President and sole director
Date:   August 15, 2003

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


Date: December 31, 2002


/s/ JOHN F. METCALFE
_______________________
John F. Metcalfe,
President

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Holmes Herbs, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending
December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, John Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Metcalfe
-----------------
By: John Metcalfe,
President and Chief Financial Officer