Form 10QSB/A
period 2003-03-31
HOLMES HERBS INC
filed 2003-08-18
CIK 1080426

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

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Metcalfe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Holmes Herbs Inc., for the quarter ended March 31, 2003;

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

Date:	March 31, 2003.


/s/ John Metcalfe
-----------------
By:  John Metcalfe
President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Holmes Herbs, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending
March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, John Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Metcalfe
-----------------
By: John Metcalfe,
President and Chief Financial Officer