Form 10QSB
period 2003-06-30
HOLMES HERBS INC
filed 2003-08-18
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, 3,362,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                    JUNE 30, 2003 AND JUNE 30, 2002

                           TABLE OF CONTENTS


                                                               Page Number
                                                               -----------

INDEPENDENT AUDITOR'S REPORT.............................             1

FINANCIAL STATEMENT

     Balance Sheets......................................             2

     Statements of Operations and Deficit
       Accumulated During the Development Stage..........             3

     Statement of Changes in Stockholders' Equity........             4

     Statements of Cash Flows............................             5

     Notes to the Financial Statements...................             6-7

David E. Coffey       6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
----------------------------------------------------------------------------
Certified Public Accountant        Phone (702) 871-3979  FAX (702) 871-6769


                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to June 30, 2003. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of June 30, 2003 and June 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
-------------------------
David E. Coffey, C. P. A.
Las Vegas, Nevada
August 7, 2003

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                               June 30,          June 30,
                                                2003               2002
ASSETS                                     --------------    ---------------

Cash                                       $        1,319    $        20,428
                                           --------------    ---------------
     Total Assets                          $        1,319    $        20,428
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,510    $         4,725
Notes payable                                      11,275             11,000
Interest payable                                    1,611                422
                                           --------------    ---------------
     Total Liabilities                             19,396             16,147

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,362,000
     shares and 3,312,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,362              3,312
     Additional paid-in capital                    69,988             57,538
     Deficit accumulated during the
     development stage                            (91,427)           (56,569)
                                           --------------    ---------------
          Total Stockholders' Equity              (18,077)             4,281


     Total Liabilities and Stockholders'
     Equity                                $        1,319    $        20,428
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                         Six months ending June 30,  From Inception,
                                                                     Dec. 3, 1998 to
                                             2003          2002      June 30, 2003
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          145            213          4,205
     Professional fees                         5,125          6,000         37,125
     Consulting                                  225         21,000         41,445
     Service fees                              1,590              0          1,500
     Licenses and fees                           751          1,525          3,301
     Website expenses                          1,750              0          1,750
     Interest expense                            610            422          1,611
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                10,196         29,160         91,427

Net loss                                     (10,196)       (29,160)  $    (91,427)
                                                                      ============

Retained earnings, beginning of period       (81,231)       (27,409)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (91,427)  $    (56,569)
                                        ============   ============

Earnings (loss) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $      0.00    $     (0.01)   $     (0.03)
                                        ============   ============   ============

Weighted average shares outstanding        3,362,000      3,308,000      2,873,673
                                        ============   ============   ============


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO JUNE 30, 2003


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---
Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100
Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
November 10, 1999                         30,000       30        2,970              0     3,000
Less offering costs                            0        0       (9,250)             0    (9,250)
Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000
Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000
Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0
Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000
Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000    3,312       57,538        (81,231)  (20,381)

Issuance of common stock
for cash, January 27, 2003                50,000       50       12,450              0    12,500
Less net loss                                  0        0            0        (10,196)  (10,196)
                                       ---------  -------  -----------  -------------  --------
Balance, June 30, 2003                 3,362,000  $ 3,362  $    69,988  $     (91,427) $(18,077)
                                       =========  =======  ===========  =============  ========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                         Six months ending June 30,   From Inception,
                                                                      Dec. 3, 1998 to
                                             2003          2002       June 30, 2003
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (10,196)  $    (29,160)  $    (91,427)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)     (1,760)         3,025          6,510
     Note payable increase                         0         11,000         11,275
     Interest payable increase                   610            422          1,611
     Issuance of stock for services                0         12,000         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (11,346)        (2,713)       (60,031)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                         50              0          3,350
     Paid-in capital                          12,450              0         67,250
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                12,500              0         61,350

          NET INCREASE (DECREASE)
          IN CASH                              1,154         (2,713)  $      1,319
                                                                      ============
CASH AT BEGINNING OF PERIOD                      165         23,141
                                        ------------   ------------
          CASH AT END OF PERIOD         $      1,319   $     20,428
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,350   $    58,000
     Common Stock issued for services                            12        11,988
                                                       ------------   -----------
          Common Stock totals in the
          Balance Sheet                                $      3,362   $    69,988
                                                       ============   ===========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 AND JUNE 30, 2002

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

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 AND JUNE 30, 2002
(continued)

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

NOTE H   GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated revenues from its planned principal operations through June 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

In January, 2002 the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM. The agreement grants the Company the right to distribute the product in the United States, either through its online store or through traditional retail outlets.

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

The Company continues to complete a test marketing program of its SOLAR THERM products, utilizing its online store in an effort to determine market demand for the product. The Company expects to complete this test marketing later this year.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of June 30, 2003, the Company had nominal working capital and results.
In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Metcalfe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Holmes Herbs Inc., for the quarter ended June 30, 2003;

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

Date:	June 30, 2003.


/s/ John Metcalfe
-----------------
By:  John Metcalfe
President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Holmes Herbs, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending
June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, John Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Metcalfe
-----------------
By: John Metcalfe,
President and Chief Financial Officer