Form 10QSB
period 2003-09-30
HOLMES HERBS INC
filed 2003-11-14
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, 3,362,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                         FINANCIAL STATEMENTS

              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

                           TABLE OF CONTENTS


                                                               Page Number
                                                               -----------

INDEPENDENT AUDITOR'S REPORT.............................             1

FINANCIAL STATEMENT

     Balance Sheets......................................             2

     Statements of Operations and Deficit
       Accumulated During the Development Stage..........             3

     Statement of Changes in Stockholders' Equity........             4

     Statements of Cash Flows............................             5

     Notes to the Financial Statements...................             6-8

David E. Coffey       6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
----------------------------------------------------------------------------
Certified Public Accountant        Phone (702) 871-3979  FAX (702) 871-6769


                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of September 30, 2003 and September 30, 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to September 30, 2003. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of September 30, 2003 and September 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
-------------------------
David E. Coffey, C. P. A.
Las Vegas, Nevada
November 7, 2003

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                            September 30,     September 30,
                                                2003               2002
ASSETS                                     --------------    ---------------

Cash                                       $          372    $           161
                                           --------------    ---------------
     Total Assets                          $          372    $           161
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,420    $         6,420
Notes payable                                      12,025             11,000
Interest payable                                    1,931                704
                                           --------------    ---------------
     Total Liabilities                             20,376             18,124

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,362,000
     shares and 3,312,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,362              3,312
     Additional paid-in capital                    69,988             57,538
     Deficit accumulated during the
     development stage                            (93,354)           (78,813)
                                           --------------    ---------------
          Total Stockholders' Equity              (20,004)           (17,963)


     Total Liabilities and Stockholders'
     Equity                                $          372    $           161
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                     Nine months ending September 30,    From Inception,
                                                                         Dec. 3, 1998 to
                                             2003          2002          Sept. 30, 2003
                                        ------------   ------------       ------------
Income                                  $          0   $          0       $          0

Expenses
     Office and administrative expenses          252            230              4,312
     Professional fees                         6,625          7,500             38,625
     Consulting                                  225         41,220             41,445
     Service fees                              1,590              0              1,590
     Licenses and fees                           751          1,750              3,301
     Website expenses                          1,750              0              1,750
     Interest expense                            930            704              1,931
     Organizational costs                          0              0                400
                                        ------------   ------------       ------------
Total expenses                                12,123         51,404             93,354

Net loss                                     (12,123)       (51,404)      $    (93,354)
                                                                          ============

Retained earnings, beginning of period       (81,231)       (27,409)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (93,354)  $    (78,813)
                                        ============   ============

Earnings (loss) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $      0.00    $     (0.02)       $     (0.03)
                                        ============   ============       ============

Weighted average shares outstanding        3,362,000      3,309,333          2,898,931
                                        ============   ============       ============


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO SEPTEMBER 30, 2003


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---
Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100
Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
November 10, 1999                         30,000       30        2,970              0     3,000
Less offering costs                            0        0       (9,250)             0    (9,250)
Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000
Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000
Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0
Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000
Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000    3,312       57,538        (81,231)  (20,381)

Issuance of common stock
for cash, January 27, 2003                50,000       50       12,450              0    12,500
Less net loss                                  0        0            0        (12,123)  (12,123)
                                       ---------  -------  -----------  -------------  --------
Balance, September 30, 2003            3,362,000  $ 3,362  $    69,988  $     (93,354) $(20,004)
                                       =========  =======  ===========  =============  ========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                      Nine months ending September 30,    From Inception,
                                                                          Dec. 3, 1998 to
                                             2003          2002           Sept. 30, 2003
                                        ------------   ------------       ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (12,123)  $    (51,404)      $    (93,354)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)     (1,850)         4,720              6,420
     Note payable increase                       750         11,000             12,025
     Interest payable increase                   930            704              1,931
     Issuance of stock for services                0         12,000             12,000
                                        ------------   ------------       ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (12,293)       (22,980)           (60,978)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                         50              0              3,350
     Paid-in capital                          12,450              0             67,250
     Less offering costs                           0              0             (9,250)
                                        ------------   ------------       ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                12,500              0             61,350

          NET INCREASE (DECREASE)
          IN CASH                                207        (22,980)      $        372
                                                                          ============
CASH AT BEGINNING OF PERIOD                      165         23,141
                                        ------------   ------------
          CASH AT END OF PERIOD         $        372   $        161
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock       Paid-in Capital
     Common Stock sold for cash                        $      3,350       $    58,000
     Common Stock issued for services                            12            11,988
                                                       ------------       -----------
          Common Stock totals in the
          Balance Sheet                                $      3,362       $    69,988
                                                       ============       ===========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(continued)

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

NOTE G   NOTES PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On May 21, 2002 the Company borrowed $1,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On October 10, 2002, the Company borrowed $275 on an unsecured note, payable on demand, with interest at 10% per annum, used for working capital. On September 3, 2003 the Company borrowed $750 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital.

NOTE H   CONVERTIBLE DEBENTURE AGREEMENT

         On September 29, 2003 the Company entered into an agreement with the holder of its existing notes payable that the Company may borrow up to $100,000 at 10%, compounded annually. Any unpaid principal and interest at September 29, 2005 is convertible to the Company's common stock at $.50 per share. The unpaid principal subject to the terms of the agreement as of September 30, 2003 was $12,025 and the accrued interest was $1,931.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(continued)


NOTE I   GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated revenues from its planned principal operations through September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2003, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company entered into a Convertible Debenture Agreement dated September 29, 2003 providing the Company with up to $100,000 in working capital financing. The loan bears interest at 10% per annum and is convertible to common stock in the Company at a value of $0.50 per share.

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

None.

Item 5.   Other Information
          -----------------

None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               - Convertible Debenture

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2003


Holmes Herbs, Inc.


By: /s/ JOHN F. METCALFE
---------------------------
    John F. Metcalfe
President and sole director
and duly authorized officer
(Principal Financial and
Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Metcalfe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Holmes Herbs Inc., for the quarter ended September 30, 2003;

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

Date:	September 30, 2003.


/s/ John Metcalfe
-----------------
By:  John Metcalfe
President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Holmes Herbs, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending
September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, John Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Metcalfe
-----------------
By: John Metcalfe,
President and Chief Financial Officer