Form 10KSB
period 2003-12-31
HOLMES HERBS INC
filed 2004-04-13
CIK 1080426

===============================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB


                            (mark one)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the year ended December 31, 2003

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
               For the transition period from           to


                         HOLMES HERBS, INC.
       (Exact name of registrant as specified in its charter)

                               Nevada
           (State or other jurisdiction of incorporation)

           000-31129                      88-0412635
      (Commission File No.)            (IRS Employer ID)


       4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251
          (Address of principal executive offices and Zip Code)

                              (480) 205-6273
          (Registrant's telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Issuer's revenue during the year ended December 31, 2003: nil

As of December 31, 2003, 3,312,000 shares of Common Stock were outstanding.

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2003: N/A

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]


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

Rather than offering a large generic product list, the Company's business strategy is to focus on specialty products, such as the Company's first product line of SOLAR THERM(tm) products. These types of specialty products have large market potential and are unique, which can help to minimize competition.

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

SOLAR THERM(tm)

The Company has entered into an agreement dated January 1, 2002, to distribute its initial product SOLAR THERM(tm). The agreement grants the Company the non-exclusive right to distribute the product in the United States, either through its online store or through traditional retail outlets. The term of the agreement is for 5 years. A copy of the agreement is attached hereto as an addendum.

The Company intends to add additional products during the next 12 month period, and not become reliant on SOLAR THERM(tm) as its sole source of revenue.

Because SOLAR THERM(tm) is worn as clothing, and does not involve any drug or medicine, no governmental or regulatory approvals are required prior to sale of the product in the United States. For the same reason, the product liability issues for the Company are minimal. The owners of SOLAR THERM(tm) have been selling the product in Canada for several years and have not had any product liability claims. Under the terms of the agreement they warrant the product to customers of the Company, to the extent of repair or replacement in the case of defects.

SOLAR THERM(tm) products are elasticized thermal wraps designed for use on parts of the body that may suffer from aches, sprains or other soft tissue injuries e.g. the joints. SOLAR THERM(tm)s specially designed thermal wraps help accelerate the body's own natural healing process and may actually minimize scarring. Wraps worn during exercise help increase sweating, removal of lactic acid, and breakdown of fats and toxins.

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

Wraps help mend injured or over-used muscles, tendons and ligaments. According to SOLAR THERM(tm), doctors and physical therapists have long recommended Far Infra-Red lamps and thermal systems to relieve a variety of problems. SOLAR THERM(tm) believes their Far Infra-Red thermal wraps are more convenient for daily use and enable treatment around the clock if required. When infra-red rays penetrate the skin, they come into contact with protein, collagen and fats, By stimulating micro-vibrations far infra-red cause a thermal reaction which elevates tissue temperatures. The human body then reacts by dilating all the blood vessels regardless of size. Tissues are revitalized because of the improved (micro & macro) circulation.

SOLAR THERM(tm) Product Line

The SOLAR THERM(tm) product line is made from 100% poly-ceramic fiber and manufactured in Canada. Groundwork in bio-ceramics was done by NASA in 1970s and 1980s when they developed various ceramic formulations to protect the space shuttles. NASA workers noticed the health benefits while working with ceramic dust. SOLAR THERM(tm)'s ceramic dust is embedded within the poly-propylene thread so will not wash out. The fabric is then woven into various thickness and elasticity depending on the end product.

The SOLAR THERM(tm) product line is extensive and contains over twenty different products for various parts of the body. A sample of SOLAR THERM(tm) products includes:

SOLAR THERM(tm) T-Shirt for the upper body.
SOLAR THERM(tm) Gloves for hands.
SOLAR THERM(tm) Arm Bands for the forearm, elbow or bicep.
SOLAR THERM(tm) Leg Bands for the calf, knee or quads.
SOLAR THERM(tm) Wraps and Socks for ankles and feet.

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

The Company's marketing strategy is to:

* establish an audience for its products through its free homeopathic advice found on the message board and in the online newsletter;
* create a customer base through establishing links and to its web site;
* expand its customer base through Radio advertising and an "800" telephone ordering system;
* distribute its products through relationships with retail outlets.

An important feature of the web site is the ability for consumers to interact with the Company's resident Homeopath in on a message board format. As a result, the Company anticipates that word of mouth (viral) advertising will drive friends and family of consumers to the web site.

The Company also plans to undertake a Radio advertising campaign using 1/2 hour to one-hour radio talk show interview format. This format has proven sales results over print and other media. The Company's web site and "800" number will be introduced on air and it will be possible to not only use pre-recorded testimonials, but also to receive open-line questions where available. Frequent mention will be made of the SOLAR THERM(tm) brand, and the immediate response from customers wanting the product can be measured.

The Company plans to further develop its website at www.holmesherbs.com which now provides information on SOLAR THERM(tm), other new products selected by the Company and endorsed on the resident Homeopath's message board. It has been indexed with search engines to target people looking for pain relief. Other search engine links, newsletter and e-mail marketing campaigns will be introduced to solicit customers, as well as manufacturers and retailers of products.

The Company is not required to purchase any inventory at this time, relying on a twenty percent (20%) commission on all SOLAR THERM(tm) and other product sales from its website. If sufficient funding is obtained, the Company may purchase inventory of SOLAR THERM(tm) and other products from manufacturers principally in North American and the Orient.

The Company does not anticipate being dependent upon one major or a few major customers, as it will supply to the general public and retailers.

ITEM 2.   DESCRIPTION OF PROPERTY

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

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

Shareholders

As of December 31, 2003, there are 51 holders of the Company's Common Stock.

The Company issued 100,000 shares of Common Stock on December 31, 1998, 30,000 shares of Common Stock on November 12, 1999, 20,000 shares of Common Stock on August 8, 2000, 15,000 shares of Common Stock on May 22, 2001, 10,000 shares of Common Stock on July 31, 2001, and 12,000 shares of Common Stock on March
28, 2002. The Company also issued and sold 100,000 shares on March 23, 1999, pursuant to a Rule 504 of Regulation D Offering promulgated under the Securities Act. These shares were issued for a price of $0.10 per share pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Dividends

Holmes Herbs has not paid any dividends on its common stock. The company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

There are no outstanding options, warrants or other rights to acquire the Company's stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an "800" telephone ordering system and retail outlets in the USA.

In January, 2002, new management was appointed to facilitate the distribution of a product line know as SOLAR THERM(tm). John F. Metcalfe was appointed President, Secretary and Director. Mr. Metcalfe has a background in business development and marketing. A management agreement for two years commencing January 1, 2002 has been signed with Mr. Metcalfe. Compensation for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has not yet been authorized or issued by the Company.

The Company also formed an advisory board to provide management with information relating to herbal products and homeopathic advice. Ms. Tisha Creed was appointed to the advisory board. She is both a certified Homeopath and Nutritionalist, and has experience in marketing herbal products. A consulting agreement for two years commencing January 1, 2002 has been signed with Ms. Creed. Compensation for this position is limited to the issue of 25,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has not yet been authorized or issued by the Company.

In January, 2002 the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM(tm). The agreement grants the Company the right to distribute the product in the United States, either through its online store or through traditional retail outlets.

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

Liquidity

The Company will have to raise additional capital in the next twelve months.
As of December 31, 2003, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

ITEM 7.   FINANCIAL STATEMENTS

The Audited Financial Statements as of December 31, 2003, are attached hereto as an exhibit.

                          HOLMES HERBS, INC.

                    ( A DEVELOPMENT STAGE COMPANY )

                         FINANCIAL STATEMENTS

                DECEMBER 31, 2003 AND DECEMBER 31, 2002

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


                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Holmes Herbs, Inc. (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2003. These statements are the responsibility of Holmes Herbs, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Holmes Herbs, Inc. as of December 31, 2003 and December 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DAVID E. COFFEY
David E. Coffey, C. P. A.
Las Vegas, Nevada
March 15, 2004

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                             December 31,       December 31,
                                                 2003               2002
ASSETS                                     --------------    ---------------

Cash                                       $          280    $           165
                                           --------------    ---------------
     Total Assets                          $          280    $           165
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,420    $         8,270
Notes payable                                      13,775             11,275
Interest payable                                    2,317              1,001
                                           --------------    ---------------
     Total Liabilities                             22,512             20,546

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 3,362,000
     shares and 3,312,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                              3,362              3,312
     Additional paid-in capital                    69,988             57,538
     Deficit accumulated during the
     development stage                            (95,582)           (81,231)
                                           --------------    ---------------
          Total Stockholders' Equity              (22,232)           (20,381)


     Total Liabilities and Stockholders'
     Equity                                $          280    $           165
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                  Twelve months ending December 31,   From Inception,
                                                                      Dec. 3, 1998 to
                                             2003          2002       Dec. 31, 2003
                                        ------------   ------------   ------------
Income                                  $          0   $          0   $          0

Expenses
     Office and administrative expenses          294            251          4,354
     Professional fees                         8,125          9,000         40,125
     Consulting                                  225         41,220         41,445
     Service fees                              1,890              0          1,890
     Licenses and fees                           751          2,350          3,301
     Website expenses                          1,750              0          1,750
     Interest expense                          1,316          1,001          2,317
     Organizational costs                          0              0            400
                                        ------------   ------------   ------------
Total expenses                                14,351         53,822         95,582

Net loss                                     (14,351)       (53,822)  $    (95,582)
                                                                      ============

Retained earnings, beginning of period       (81,231)       (27,409)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $    (95,582)  $    (81,231)
                                        ============   ============

Earnings ( loss ) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $      0.00    $     (0.02)   $     (0.03)
                                        ============   ============   ============

Weighted average shares outstanding        3,362,000      3,310,000      2,921,705
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  ( Date of Inception ) TO DECEMBER 31, 2003


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---
Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100
Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash, March 23, 1999                 100,000      100        9,900              0    10,000
November 10, 1999                         30,000       30        2,970              0     3,000
Less offering costs                            0        0       (9,250)             0    (9,250)
Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000
Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000
Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0
Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000
Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000    3,312       57,538        (81,231)  (20,381)

Issuance of common stock for
cash, January 27, 2003                    50,000       50       12,450              0    12,500
Less net loss                                  0        0            0        (14,351)  (14,351)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2003             3,362,000  $ 3,362  $    69,988  $     (95,582) $(22,232)
                                       =========  =======  ===========  =============  ========

The accompanying notes are an integral part of these financial statements.
                                     - 4 -

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                 Twelve months ending December 31,    From Inception,
                                                                      Dec. 3, 1998 to
                                             2003          2002       Dec. 31, 2003
                                        ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $    (14,351)  $    (53,822)  $    (95,582)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)     (1,850)         6,570          6,420
     Note payable increase                     2,500         11,275         13,775
     Interest payable increase                 1,316          1,001          2,317
     Issuance of stock for services                0         12,000         12,000
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES               (12,385)       (22,976)       (61,070)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                         50              0          3,350
     Paid-in capital                          12,450              0         67,250
     Less offering costs                           0              0         (9,250)
                                        ------------   ------------   ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                12,500              0         61,350

          NET INCREASE (DECREASE)
          IN CASH                                115        (22,976)  $        280
                                                                      ============
CASH AT BEGINNING OF PERIOD                      165         23,141
                                        ------------   ------------
          CASH AT END OF PERIOD         $        280   $        165
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock   Paid-in Capital
     Common Stock sold for cash                        $      3,350   $     58,000
     Common Stock issued for services                            12         11,988
                                                       ------------   ------------

        Common Stock totals in the Balance Sheet       $      3,362   $     69,988
                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND DECEMBER 31, 2002
(continued)

NOTE D   COMMON STOCK SALES (continued)

         On January 27,2003, the Company sold 50,000 shares of common stock at $.25 per share for a total of $12,500. The proceeds were used for working capital.

         All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

NOTE E   COMMON STOCK SPLIT

         On December 14, 2001 the Company approved a split of its common stock at a ratio of 12 for 1 at $.001 par value. 275,000 shares outstanding at $.001 par increased to 3,300,000 shares at $.001 par value issued and outstanding. The shares of common stock authorized remained 50,000,000 shares at $.001 par.

NOTE F   COMMON STOCK ISSUES FOR SERVICES

         On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1 per share, a total of $12,000.

NOTE G   NOTES PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On May 21, 2002, the Company borrowed
         $1,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On October 10, 2002, the Company borrowed $275 on an unsecured note, payable on demand, with interest at 10% per annum, used for working capital. On September 3, 2003 the Company borrowed $750 on an unsecured note payable on demand, plus interest at 10% per annum, used for working capital.

NOTE H   CONVERTIBLE DEBENTURE AGREEMENT

         On September 29, 2003 the Company entered into an agreement with the holder of its existing notes payable that the Company may borrow up to $100,000 at 10%, compounded annually. Any unpaid principal and interest at September 29, 2005 is convertible to the Company's common stock at $.50 per share. The unpaid principal subject to the terms of the agreement as of December 31, 2003 was $13,775 and the accrued interest was $2,316.

HOLMES HERBS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND DECEMBER 31, 2002
(continued)

NOTE I   GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since the inception of Holmes Herbs, Inc. on December 3, 1998, the principal independent accountant for the Company has neither resigned nor been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.


                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

The Company does not have an audit committee financial expert serving on its audit committee. The Company's does not have any revenue from operations and as a result its financial accounting issues have been streamlined and simplified. As the Company generates revenue in the future, it intends to identify and appoint a financial expert to serve on its audit committee.

The Company has not adopted a code of ethics applicable to principal executive officers. The current President has been an executive officer of the Company for more than two (2) years. As new executive officers are appointed in the future, the Company intends to adopt a code of ethics and post the same on its website.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are no persons known to the Company, as of December 31, 2003, to be a beneficial owner of five percent (5%) or more of the Company's common stock.


Title of    Name and Address       Amount & Nature     Percent of
Class       of Beneficial Owner    of Beneficial Owner   Class
----------------------------------------------------------------------------

Common     John F. Metcalfe(1)         50,000               1.5%




Common     Officers and Directors      50,000               1.5%
           Of the Company as a
           Group (1 Person)
----------------------------------------------------------------------------





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

ITEM 13.  EXHIBITS

EXHIBITS

1. The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

2. The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.     The consent of the auditor is attached.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

Holmes Herbs, Inc.


/s/ John F. Metcalfe
----------------------
By:  John F. Metcalfe
President and Director

             CERTIFICATION PURSUANT TO SECTION 302
               OF THE SARBANES-OXLEY ACT OF 2002


I, John F. Metcalfe, certify that:

1. I have reviewed this annual report on Form 10-KSB of Holmes Herbs, Inc., for the year ended December 31, 2003;

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

Date:	December 31, 2003.


/s/ John F.  Metcalfe
---------------------
By:  John F. Metcalfe
President and Chief Financial Officer

                       CERTIFICATION PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission
(the "Report"), I, , President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John F.  Metcalfe
---------------------
By:  John F. Metcalfe
President and Chief Financial Officer