Form 10QSB
period 2004-03-31
HOLMES HERBS INC
filed 2004-05-19
CIK 1080426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2004, 13,387,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                          HOLMES HERBS, INC.

                    (A DEVELOPMENT STATE COMPANY)

                   UNAUDITED FINANCIAL STATEMENTS

                  MARCH 31, 2004 AND MARCH 31, 2003

                           TABLE OF CONTENTS


                                                               Page Number
                                                               -----------

UNAUDITED FINANCIAL STATEMENTS

     INDEPENDENT AUDITOR'S REPORT........................             1

     Balance Sheets......................................             2

     Statements of Operations and Deficit
       Accumulated During the Development Stage..........             3

     Statement of Changes in Stockholders' Equity........             4-5

     Statements of Cash Flows............................             6

     Notes to the Financial Statements...................             7-9

David Coffey, CPA     6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
----------------------------------------------------------------------------
Certified Public Accountant        Phone (702) 871-3979  FAX (702) 871-6769


                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Holmes Herbs, Inc.
Las Vegas, Nevada


     I have reviewed the accompanying financial statements of Holmes Herbs, Inc. (a development stage company) as of March 31, 2004 and March 31, 2003. These financial statements are the responsibility of Holmes Herbs, Inc.'s management.

     I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

      Based upon my review, I am not aware of any of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America established by the American Institute of Certified Public Accountants.


/s/ DAVID COFFEY
-------------------------
David Coffey, C. P. A.
Las Vegas, Nevada
May 13, 2004

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS

                                              March 31,         March 31,
                                                2004              2003
ASSETS                                     --------------    ---------------

Cash                                       $        1,151    $         4,528
                                           --------------    ---------------
     Total Assets                          $        1,151    $         4,528
                                           ==============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                           $        6,420    $         6,420
Notes payable                                       6,275             11,275
Interest payable                                    2,648              1,301
                                           --------------    ---------------
     Total Liabilities                             15,343             18,996

Stockholders' Equity
     Common stock, authorized
     50,000,000 shares at .001 par value,
     issued and outstanding 13,437,000
     shares and 3,362,000 shares,
     respectively, after giving effect
     to a 12 for 1 stock split effective
     December 14, 2001                             13,437              3,362
     Additional paid-in capital                    77,413             69,988
     Deficit accumulated during the
     development stage                           (105,042)           (87,818)
                                           --------------    ---------------
          Total Stockholders' Equity              (14,192)           (14,468)


     Total Liabilities and Stockholders'
     Equity                                $        1,151    $         4,528
                                           ==============    ===============

The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                       Three months ending March 31,     From Inception,
                                                                         Dec. 3, 1998 to
                                             2004          2003          March 31, 2004
                                        ------------   ------------       ------------
Income                                  $          0   $          0       $          0

Expenses
     Office and administrative expenses           21             35              4,375
     Management fees                           7,500              0              7,500
     Professional fees                         1,500          3,000             41,625
     Consulting                                    0            225             41,445
     Service fees                                105          1,000              1,995
     Licenses and fees                             0            751              3,301
     Website expenses                              0          1,275              1,750
     Interest expense                            334            301              2,651
     Organizational costs                          0              0                400
                                        ------------   ------------       ------------
Total expenses                                 9,460          6,587            105,042

Net loss                                      (9,460)        (6,587)      $   (105,042)
                                                                          ============

Retained earnings, beginning of period       (95,582)       (81,231)
                                        ------------   ------------
Deficit accumulated during the
development stage                       $   (105,042)  $    (87,818)
                                        ============   ============

Earnings (loss) per share, assuming
dilution, after giving effect to a
12 for 1 stock split effective
December 14, 2001:
Net loss                                $      0.00    $      0.00        $     (0.03)
                                        ============   ============       ============

Weighted average shares outstanding        6,720,333      3,362,000          3,099,766
                                        ============   ============       ============


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO MARCH 31, 2004


                                          Common Stock     Additional   Deficit accumul- Total
                                       Shares     Amount   Paid-in      ated during the
                                                           Capital      development
                                                                        stage
                                       ---------  -------  -----------  -------------  --------
                                                  $        $            $              $
Balance, December 3, 1998                  --       ---         ---           ---         ---
Issuance of common stock
for cash, Dec. 31, 1998                  100,000      100            0              0       100
Less net loss                                  0        0            0           (400)     (400)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1998               100,000  $   100  $         0  $        (400) $   (300)

Issuance of common stock
for cash: March 23, 1999                 100,000      100        9,900              0    10,000
November 10, 1999                         30,000       30        2,970              0     3,000
Less offering costs                            0        0       (9,250)             0    (9,250)
Less net loss                                  0        0            0         (3,809)   (3,809)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 1999               230,000      230        3,620         (4,209)     (359)

Issuance of common stock
for cash, August 24, 2000                 20,000       20       19,980              0    20,000
Less net loss                                  0        0            0         (6,000)   (6,000)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2000               250,000      250       23,600        (10,209)   13,641

Issuance of common stock
for cash, May 22, 2001                    15,000       15       14,985              0    15,000
          July 31, 2001                   10,000       10        9,990              0    10,000
Stock split 12 for 1, effective
December 14, 2001                      3,025,000    3,025       (3,025)             0         0
Less net loss                                  0        0            0        (17,200)  (17,200)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2001             3,300,000    3,300       45,550        (27,409)   21,441

Issuance of common stock
for services, March 28, 2002              12,000       12       11,988              0    12,000
Less net loss                                  0        0            0        (53,822)  (53,822)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2002             3,312,000    3,312       57,538        (81,231)  (20,381)



HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998  (Date of Inception) TO MARCH 31, 2004



Issuance of common stock
for cash, January 27, 2003                50,000       50       12,450              0    12,500
Less net loss                                  0        0            0        (14,351)  (14,351)
                                       ---------  -------  -----------  -------------  --------
Balance, December 31, 2003             3,362,000    3,362       69,988        (95,582)  (22,232)

Issuance of stock to pay debt
March 1, 2004                         10,000,000   10,000            0              0    10,000
Issuance of stock for services
March 1, 2004                             75,000       75        7,425              0     7,500
Less net loss                                  0        0            0         (9,460)   (9,460)
                                       ---------  -------  -----------  -------------  --------
Balance, March 31, 2004               13,437,000  $13,437  $    77,413  $    (105,042) $(14,192)
                                       =========  =======  ===========  =============  ========













The accompanying notes are an integral part of these financial statements.
                                     - 5 -

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                       Three months ending March 31,      From Inception,
                                                                          Dec. 3, 1998 to
                                             2004          2003           March 31, 2004
                                        ------------   ------------       ------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                $     (9,460)  $     (6,587)      $   (105,042)
Non-cash items included in net loss
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable increase (decrease)          0         (1,850)             6,420
     Note payable increase (decrease)         (7,500)             0              6,275
     Interest payable increase                   331            300              2,648
     Issuance of stock for services            7,500              0             19,500
     Exchange of stock for debt               10,000              0             10,000
                                        ------------   ------------       ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                   871         (8,137)           (60,199)

CASH FLOWS FROM INVESTING ACTIVITIES               0              0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                          0             50              3,350
     Paid-in capital                               0         12,450             67,250
     Less offering costs                           0              0             (9,250)
                                        ------------   ------------       ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     0         12,500             61,350

          NET INCREASE (DECREASE)
          IN CASH                                871          4,363       $      1,151
                                                                          ============
CASH AT BEGINNING OF PERIOD                      280            165
                                        ------------   ------------
          CASH AT END OF PERIOD         $      1,151   $      4,528
                                        ============   ============
SUPPLEMENTAL INFORMATION:
                                                       Common Stock       Paid-in Capital
     Common Stock sold for cash                        $      3,350       $    58,000
     Common Stock issued for services                            87            19,413
     Common stock exchanged for debt                         10,000                 0
                                                       ------------       -----------
          Common Stock totals in the
          Balance Sheet                                $     13,437       $    77,413
                                                       ============       ===========


The accompanying notes are an integral part of these financial statements.

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004 AND MARCH 31, 2003

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

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004 AND MARCH 31, 2003
(continued)

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

NOTE F   COMMON STOCK ISSUES FOR SERVICES

         On March 28, 2002, the Company issued 12,000 shares of its common stock to two vendors for services valued at $1 per share, a total of $12,000. On March 1, 2004 the Company issued 75,000 shares of its common stock for management fees valued at $.10 per share, a total of $7,500.

NOTE G   NOTES PAYABLE

         On February 1, 2002, the Company borrowed $10,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On May 21, 2002 the Company borrowed $1,000 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On October 10, 2002, the Company borrowed $275 on an unsecured note, payable on demand, with interest at 10% per annum, used for working capital. On September 3, 2003 the Company borrowed $750 on an unsecured note, payable on demand, plus interest at 10% per annum, used for working capital. On March 8, 2004 the Company borrowed another $2,500, subject to the terms of the convertible debenture agreement in Note H, below, for working capital.

NOTE H   CONVERTIBLE DEBENTURE AGREEMENT

         On September 29, 2003 the Company entered into an agreement with the holder of its existing notes payable that the Company may borrow up to $100,000 at 10%, compounded annually. Any unpaid principal and interest at September 29, 2005 is convertible to the Company's common stock at $.50 per share. The

HOLMES HERBS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004 AND MARCH 31, 2003
(continued)


NOTE H   CONVERTIBLE DEBENTURE AGREEMENT (Continued)

         unpaid principal subject to the terms of the agreement as of December 31, 2003 was $13,775. On March 1, 2004 the Company exchanged 10,000,000 shares of its common stock at $.001 per share for a $10,000 reduction in the principal outstanding. This issuance of stock below the original debenture conversion price of $.50 per share was approved by the Board of Directors because the Company now has a negative net worth. Additional financing for the Company will be provided by the debenture holder only if it has a control position as additional security for the financing.

         The unpaid principal balance as of March 31, 2004 was $6,275 and accrued interest was $2,648.

NOTE I   GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated revenues from its planned principal operations through March 31, 2004. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an "800" telephone ordering system and retail outlets in the United States.

In January, 2002, new management was appointed to facilitate the distribution of a product line know as SOLAR THERM(Trademark). John F. Metcalfe was appointed President, Secretary and Director. Mr. Metcalfe has a background in business development and marketing. A management agreement for two years commencing January 1, 2002 has been extended for an additional two years commencing January 1, 2004. Compensation for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has been authorized and issued by the Company.

The Company also formed an advisory board to provide management with information relating to herbal products and homeopathic advice. Ms. Tisha Creed was appointed to the advisory board. She is both a certified Homeopath and Nutritionist, and has experience in marketing herbal products. A consulting agreement for two years commencing January 1, 2002 has been extended for an additional two years commencing January 1, 2004. Compensation for this position is limited to the issue of 25,000 common shares in the Company, until such time as revenues warrant a salary. This share compensation has been authorized and issued by the Company.

The Company continues to complete a test marketing program of its SOLAR THERM products, utilizing its online store in an effort to determine market demand for the product. The Company expects to complete this test marketing later this year.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of March 31, 2004, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company entered into a Convertible Debenture Agreement dated September 29, 2003 providing the Company with up to $100,000 in working capital financing. The loan bears interest at 10% per annum and is convertible to common stock in the Company at a value of $0.50 per share.

The Company converted $10,000 in existing debt to 10,000,000 common shares, in accordance with a Shares for Debt Agreement dated March 5, 2004. This transaction closed August 28, 2004.

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

                    PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended March 31, 2004, the Company issued 75,000 common shares for services rendered by management and consultants, plus 10,000,000 common shares to convert $10,000 in debt.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended March 31, 2004.

None.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Holmes Herbs, Inc.


                                 By:  /s/ JOHN F. METCALFE
Date: May 18, 2004               -----------------------------
                                 John F. Metcalfe
                                 President, Chief Financial Officer
                                 and Director

                         CERTIFICATIONS

I, John F. Metcalfe, President and Chief Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Holmes Herbs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report.

4.  The Small Business Issuer's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:
a) 	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the
      Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) 	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)  	Evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) 	Disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of Small Business Issuer's board of directors (or persons performing the equivalent function):
a) 	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the ability to record, process, summarize and report financial information; and
b) 	Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

Date:	May 18, 2004.

/s/ JOHN F. METCALFE
---------------------
By:  John F. Metcalfe
President and Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Holmes Herbs, Inc., a
Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, John F. Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ JOHN F. METCALFE
--------------------
y:  John F. Metcalfe
President and Chief Financial Officer