Form 10QSB
period 2004-08-22
HOLMES HERBS INC
filed 2004-08-23
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.  000-31129

HOLMES HERBS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

88-0412635

(State or other jurisdiction of incorporation or organization)

       (IRS Employer ID)

4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251

(Address of principal executive offices)

(480) 205-6273

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, 13,437,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HOLMES HERBS, INC.

(A Development Stage Company)

FINANCIAL REPORTS

JUNE 30, 2004

DECEMBER 31, 2003

HOLMES HERBS, INC.

(A Development Stage Company)

Independent Accountant's Report

To the Board of Directors
Holmes Herbs, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Holmes Herbs, Inc. as of June 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the three-month and six-month periods then ended and the period from December 3, 1998 (date of inception) through June 30, 2004.  These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Kyle L. Tingle, CPA, LLC

August 17, 2004

Las Vegas, Nevada

HOLMES HERBS, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$295	$280

Total current assets	$295	$280

Total assets	$295	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,420	$6,420
Convertible debentures, related party	8,275	13,775
Interest payable, related party	2,836	2,317

Total current liabilities	$17,531	$22,512

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued
and outstanding:
3,362,000 shares at December 31, 2003		$3,362
13,437,000 shares at June 30, 2004:	$13,437
Additional paid-in capital	77,413	69,988
Accumulated deficit during development stage	(108,086)	(95,582)

Total stockholders' deficit	$(17,236)	$(22,232)

Total liabilities and
stockholders' deficit	$295	$280

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

STATEMENT OF INCOME

(Unaudited)

					Dec. 3, 1998
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0

General, selling and
administrative expenses	2,856	3,300	11,982	9,586	105,250

Operating loss	$(2,856)	$(3,300)	$(11,982)	$(9,586)	$(105,250)

Nonoperating expense
Interest expense	188	309	522	610	2,836

Net loss	$(3,044)	$(3,609)	$(12,504)	$(10,196)	$(108,086)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Average number of shares
of common stock outstanding	13,437,000	3,362,000	10,060,214	3,354,541	3,580,021

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

				Accumulated (Deficit) During Development Stage

			Additional Paid-In Capital
	Common Stock

	Shares	Amount			Total

Issuance of Common Stock,
December 3, 1998	1,200,000	$100	$0	$0	$100
Net loss, December 31, 1998				(400)	(400)

Balance, December 31, 1998	1,200,000	$100	$0	$(400)	$(300)
Issuance of Common Stock,
March 23, 1999	1,200,000	$100	$9,900	$0	$10,000
Issuance of Common Stock,
November 10, 1999	360,000	$30	$2,970	$0	$3,000
Net offering costs			(9,250)		(9,250)
Net loss, December 31, 1999				(3,809)	(3,809)

Balance, December 31, 1999	2,760,000	$230	$3,620	$(4,209)	$(359)
Issuance of Common Stock,
August 24, 2000	240,000	$20	$19,980	$0	$20,000
Net loss, December 31, 2000				(6,000)	(6,000)

Balance, December 31, 2000	3,000,000	$250	$23,600	$(10,209)	$13,641
Issuance of Common Stock,
May 22, 2001	180,000	$15	$14,985	$0	$15,000
July 31, 2001	120,000	10	9,990		10,000
Stock Split, December 14, 2001
Forward 12:1		3,025	(3,025)
Net loss, December 31, 2001				(17,200)	(17,200)

Balance, December 31, 2001	3,300,000	$3,300	$45,550	$(27,409)	$21,441
Issuance of Common Stock for
Services, March 14, 2002	12,000	12	11,998		12,000
Net loss, December 31, 2002				(53,822)	(53,822)

Balance, December 31, 2002	3,312,000	$3,312	$57,538	$(81,231)	$(20,381)
Issuance of common stock	50,000	50	12,450		12,500
Net loss, December 31, 2003				(14,351)	(14,351)

Balance, December 31, 2003	3,362,000	$3,362	$69,988	$(95,582)	$(22,232)
Issuance of stock for debt	10,000,000	10,000			10,000
Issuance of stock for services	75,000	75	7,425		7,500
Net loss, June 30, 2004				(12,504)	(12,504)

Balance, June 30, 2004	13,437,000	$13,437	$77,413	$(108,086)	$(17,236)

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					Dec. 3, 1998
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004

Cash Flows From
Operating Activities
Net loss	$(3,044)	$(3,609)	$(12,504)	$(10,196)	$(108,086)
Adjustments to reconcile net
loss to cash used in
operating activities:
Changes in assets and liabilities
Increase (decrease)
in accounts payable	0	90	0	(1,760)	6,420
Increase in interest payable	188	310	519	610	2,836
Stock issued for services	0	0	7,500	0	19,500

Net cash used in
operating activities	$(2,856)	$(3,209)	$(4,485)	$(11,346)	$(79,330)

Cash Flows From
Investing Activities	$0	$0	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock, net of
offering costs	$0	$0	$0	$12,500	61,350
Convertible debenture advances	2,000	0	4,500	0	18,275

Net cash provided by
financing activities	$2,000	$0	$4,500	$12,500	$79,625

Net increase in cash	$(856)	$(3,209)	$15	$1,154	$295

Cash, beginning of period	$1,151	$4,528	$280	$165	$0

Cash, end of period	$295	$1,319	$295	$1,319	$295

Supplemental Information
Stock issued for debenture	$0	$0	$(10,000)	$0	$(10,000)

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

(Unaudited)

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business:

Holmes Herbs, Inc. ("Company") was organized December 3, 1998 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

The Company business plan is for the distribution of herbal and natural medicine products through e-commerce and telephone ordering.  As of June 30, 2004, sales and distribution had not commenced.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2004 and December 31, 2003.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes."  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and raises substantial doubts of the Company's ability to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

(Unaudited)

Note 2.

Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.  The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

Note 2.

Stockholders' Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.

On December 14, 2001, the Company's shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split of its common stock at twelve shares for one share of the existing shares.

The Company has not authorized any preferred stock.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

(Unaudited)

Note 2.

Stockholders' Equity (continued)

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 10,060,214 and 3,354,541 for the six months ended June 30, 2004 and 2003, 13,437,000 and 3,362,000 for the three months ended June 30, 2004 and 2003 and 3,580,021 since inception.  As of June 30, 2004 and December 31, 2003, and since inception, the Company had no dilutive potential common shares.

Note 3.

Convertible Debentures Payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable, payable on demand, plus interest at 10% per annum.  The Company has received advances, increasing the note payable through September 29, 2003 to $13,775.

On September 29, 2003, the company entered into a Convertible Debenture Agreement with the noteholder.  The agreement allows the company to borrow up to $100,000 for operating expenses.  Interest is computed at 10% per annum and is due on September 29, 2005.  At September 29, 2005, the holder has a right to convert any or all principal and interest outstanding for shares of common stock of the Company at a rate of $0.50 per share.

On March 5, 2004, the Company agreed to convert $10,000 of the note payable at par value ($0.001 per share).  The adjusted conversion rate was due to the negative equity position of the Company.  Upon the issuance of 10,000,000 shares, the debenture holder became the majority shareholder in the Company.  In the control position, the debenture holder agreed to fund the Company as per the original agreement, keeping all other terms of the agreement the same.

Balances for notes payable and related accrued interest payable for the debentures are as follows:

June 30, 2004

December 31, 2003

Notes payable

$

8,275

$

13,775

Interest payable

2,836

2,317

Interest expense was $521 and $610 for the six months ended June 30, 2004 and 2003, and $188 and $309 for the three months ended June 30, 2004 and 2003, respectively.

Note 4.

Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of June 30, 2004, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company entered into a Convertible Debenture Agreement dated September 29, 2003 providing the Company with up to $100,000 in working capital financing.  The loan bears interest at 10% per annum and is convertible to common stock in the Company at a value of $0.50 per share.

The Company converted $10,000 in existing debt to 10,000,000 common shares, in accordance with an Addendum to Convertible Debenture Agreement dated March 5, 2004.  This transaction closed March 28, 2004.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended June 30, 2004.

Current Report on Form 8K filed with the Commission on May 18, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Holmes Herbs, Inc.

Date: August 12, 2004

/s/ John F. Metcalfe

By:  John F. Metcalfe

President, Chief Financial Officer and Director

CERTIFICATIONS

I, John F. Metcalfe, President and Chief Financial Officer of the Company certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Holmes Herbs Inc.;

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

August 12, 2004.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-QSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, John F. Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer