Form 10QSB
period 2004-09-30
HOLMES HERBS INC
filed 2004-11-16
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

(480) 205-6273

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, 13,437,000 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HOLMES HERBS, INC.

(A Development Stage Company)

FINANCIAL REPORTS

SEPTEMBER 30, 2004

DECEMBER 31, 2003

HOLMES HERBS, INC.

(A Development Stage Company)

Independent Accountant's Report

To the Board of Directors
Holmes Herbs, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Holmes Herbs, Inc. as of September 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the three-month and nine-month periods then ended and the period from December 3, 1998 (date of inception) through September 30, 2004.  These financial statements are the responsibility of the Company's management.

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

Kyle L. Tingle, CPA, LLC

November 11, 2004

Las Vegas, Nevada

HOLMES HERBS, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$3,444	$280

Total current assets	$3,444	$280

Total assets	$3,444	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,920	$6,420
Convertible debentures, related party	13,275	13,775
Interest payable, related party	3,112	2,317

Total current liabilities	$24,307	$22,512

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued
and outstanding:
134,480 shares at December 31, 2003		$134
537,480 shares at September 30, 2004:	$537
Additional paid-in capital	90,313	73,216
Accumulated deficit during development stage	(111,713)	(95,582)

Total stockholders' deficit	$(20,863)	$(22,232)

Total liabilities and
stockholders' deficit	$3,444	$280

SEE ACCOUNTANT'S REVIEW REPORT AND ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

HOLMES HERBS, INC.
(A Development Stage Company)
STATEMENT OF INCOME
(Unaudited)

					Dec. 3, 1998
	Three months ended		Nine months ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0

General, selling and
administrative expenses	3,351	1,607	15,333	11,193	108,877
Operating loss	$(3,351)	$(1,607)	$(15,333)	$(11,193)	$(108,877)

Nonoperating expense
Interest expense	276	320	798	930	2,836

Net loss	$(3,627)	$(1,927)	$(16,131)	$(12,123)	$(111,713)

Net loss per share, basic
and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.09)	$(0.03)

Average number of shares
of common stock outstanding	537,480	134,480	447,761	134,282	160,247

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

				Accumulated
				(Deficit)
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of Common Stock,
December 3, 1998	48,000	$100	$0	$0	$100
Net loss, December 31, 1998				(400)	(400)
Balance, December 31, 1998	48,000	$100	$0	$(400)	$(300)
Issuance of Common Stock,
March 23, 1999	48,000	$100	$9,900	$0	$10,000
Issuance of Common Stock,
November 10, 1999	14,400	$30	$2,970	$0	$3,000
Net offering costs			(9,250)		(9,250)
Net loss, December 31, 1999				(3,809)	(3,809)
Balance, December 31, 1999	110,400	$230	$3,620	$(4,209)	$(359)
Issuance of Common Stock,
August 24, 2000	9,600	$20	$19,980	$0	$20,000
Net loss, December 31, 2000				(6,000)	(6,000)
Balance, December 31, 2000	120,000	$250	$23,600	$(10,209)	$13,641
Issuance of Common Stock,
May 22, 2001	7,200	$15	$14,985	$0	$15,000
July 31, 2001	4,800	10	9,990		10,000
Stock Split, December 14, 2001
Forward 12:1		3,025	(3,025)
Net loss, December 31, 2001				(17,200)	(17,200)
Balance, December 31, 2001	132,000	$3,300	$45,550	$(27,409)	$21,441
Issuance of Common Stock for
Services, March 14, 2002	480	12	11,998		12,000
Net loss, December 31, 2002				(53,822)	(53,822)
Balance, December 31, 2002	132,480	$3,312	$57,538	$(81,231)	$(20,381)
Issuance of common stock	2,000	50	12,450		12,500
Net loss, December 31, 2003				(14,351)	(14,351)
Balance, December 31, 2003	134,480	$3,362	$69,988	$(95,582)	$(22,232)
Issuance of stock for debt	400,000	10,000			10,000
Issuance of stock for services	3,000	75	7,425		7,500
Stock Split, Reverse 1:25		(12,900)	12,900
Net loss, September 30, 2004				(12,504)	(12,504)
Balance, September 30, 2004	537,480	$537	$90,313	$(111,713)	$(20,863)

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					Dec. 3, 1998
	Three months ended		Nine months ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004

Cash Flows From
Operating Activities
Net loss	$(3,627)	$(1,927)	$(16,131)	$(12,123)	$(111,713)
Adjustments to reconcile net
loss to cash used in
operating activities:
Changes in assets and liabilities
Increase (decrease)
in accounts payable	1,500	(90)	1,500	(1,850)	7,920
Increase in interest payable	276	320	795	930	3,112
Stock issued for services	0	0	7,500	0	19,500

Net cash used in
operating activities	$(1,851)	$(1,697)	$(6,336)	$(13,043)	$(81,181)

Cash Flows From
Investing Activities	$0	$0	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock, net of
offering costs	$0	$0	$0	$12,500	61,350
Convertible debenture advances	5,000	750	9,500	750	23,275

Net cash provided by
financing activities	$5,000	$750	$9,500	$13,250	$84,625

Net increase in cash	$3,149	$(947)	$3,164	$207	$3,444

Cash, beginning of period	$295	$1,319	$280	$165	$0

Cash, end of period	$3,444	$372	$3,444	$372	$3,444

Supplemental Information
Stock issued for debenture	$0	$0	$(10,000)	$0	$(10,000)

See accountant's review report and accompanying notes to these financial statements.

See accountant's review report and accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

(Unaudited)

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business:

Holmes Herbs, Inc. (“Company”) was organized December 3, 1998 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

The Company business plan is for the distribution of herbal and natural medicine products through e-commerce and telephone ordering.  As of September 30, 2004, sales and distribution had not commenced.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2004 and December 31, 2003.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

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

On October 19, 2004, the Company's Board of Directors authorized a reverse split of the common stock of the Company on a 1 for 25 basis.  Prior period information has been restated to reflect the stock split.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

(Unaudited)

Note 2.

Stockholders' Equity (continued)

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 447,761 and 134,282 for the nine months ended September 30, 2004 and 2003, 537,480 and 134,480 for the three months ended September 30, 2004 and 2003 and 160,247 since inception.  As of September 30, 2004 and December 31, 2003, and since inception, the Company had no dilutive potential common shares.

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

On August 12, 2004, the company entered into a Convertible Debenture Agreement with an officer of the Company.  The Company agreed to borrow $5,000 for operating expenses.  Interest is computed at 10% per annum and is due on August 12, 2006.  The Company may prepay principle and interest at any time.  If all or any portion of the Principal or interest is unpaid at August 12, 2006, the holder has a right to convert any or all principal and interest outstanding for shares of common stock of the Company at a rate of $0.01 per share.

HOLMES HERBS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

(Unaudited)

Note 4.

Convertible Debentures Payable, related party (continued)

Balances for notes payable and related accrued interest payable for the debentures are as follows:

September 30, 2004

December 31, 2003

Notes payable

$

13,275

$

13,775

Interest payable

3,112

2,317

Interest expense was $796 and $930 for the nine months ended September 30, 2004 and 2003, and $276 and $310 for the three months ended September 30, 2004 and 2003, respectively.

Note 5.

Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6.

Subsequent Events

A resolution authorizing a reverse split of the common stock of the Company on a 1 for 25 basis was approved by a majority of the stockholders.  The effective date of the reverse split was October 22, 2004.   The number of common stock shares outstanding decreased from 13,437,000 to 537,480.  Prior period information has been restated to reflect the stock split.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2004, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

The Company entered into a Convertible Debenture Agreement dated August 12, 2004 providing the Company with up to $5,000 in working capital financing.  The loan bears interest at 10% per annum and is convertible to common stock in the Company at a value of $0.01 per share.

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

Date: November 12, 2004

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

November 12, 2004.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Form 10-QSB for the year ending September 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, John F. Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer