Form 10KSB
period 2004-12-31
HOLMES HERBS INC
filed 2005-04-15
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number 000-31129

HOLMES HERBS, INC.

(Name of small business issuer in its charter)

Nevada	88-0412635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:

(480) 205-6273

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. []

On March 15, 2005, the aggregate market value of the voting stock of Holmes Herbs Inc .held by non-affiliates based on the price of $3.00 (the selling or average bid and asked price) as of March 15, 2004:  130,480 x 3.00 = $391,440.

Issuer’s revenue during the year ended Dec 31, 2004: nil

The number of shares outstanding of the Issuers common stock as of March 31, 2005: Approximately 537,480.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

TABLE OF CONTENTS

Page

PART I

Item 1. Description of Business

4

Item 2. Description of Property

6

Item 3. Legal Proceedings

6

Item 4. Submission of Matters to a Vote of Security Holders

6

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

7

Item 6. Management's Discussion and Analysis or Plan of Operation

7

Item 7. Financial Statements

8

Item 8. Changes and Disagreements With Accountants on Accounting and

21

Financial Disclosure

Item 8A. Controls and Procedures

21

Item 8B. Other Information

21

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

22

with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

23

Item 11. Security Ownership of Certain Beneficial Owners and Management

23

and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

23

Item 13. Exhibits

24

Item 14. Principal Accountant Fees and Services

25

PART I

Item 1.   Description of Business.

Background

Holmes Herbs, Inc. (the "Company”) was incorporated under the laws of the State of Nevada on December 3,1998.  The Company was formed to engage in the distribution of herbal and natural medicine products. The Company plans to market its initial product lines from its web site and subsequently to expand distribution into retail outlets.

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

Business of Issuer

The Company is engaged in distribution of herbal and alternative medicine products, beginning with e-commerce transactions and then expanding through retail outlets in the USA.  The demand for herbal products is increasing, as the aging population has a growing interest in natural remedies to heal ailments.  To attract customers, the Company will initially rely on the information services found at the website, including a message board section with the Company’s resident Homeopath.  This free online service will build an audience for the Company’s products that are also available for purchase at the website, which offers the consumer the ability to place a secure order.  Online marketing and sales will eventually be supplemented by Radio advertising and an “800” telephone order system.

Rather than offering a large generic product list, the Company's business strategy is to focus on specialty products, such as the Company's first product line of SOLAR THERM™ products. These types of specialty products have large market potential and are unique, which can help to minimize competition.

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

SOLAR THERM™

The Company has entered into an agreement dated January 1, 2002, to distribute its initial product SOLAR THERM™.  The agreement grants the Company the non-exclusive right to distribute the product in the United States, either through its online store or through traditional retail outlets.  The term of the agreement is for 5 years.  A copy of the agreement is attached hereto as an addendum.

The Company intends to add additional products during the next 12 month period, and not become reliant on SOLAR THERM™ as its sole source of revenue.

Because SOLAR THERM™ is worn as clothing, and does not involve any drug or medicine, no governmental or regulatory approvals are required prior to sale of the product in the United States.  For the same reason, the product liability issues for the Company are minimal.  The owners of SOLAR THERM™ have been selling the product in Canada for several years and have not had any product liability claims.  Under the terms of the agreement they warrant the product to customers of the Company, to the extent of repair or replacement in the case of defects.

SOLAR THERM™ products are elasticized thermal wraps designed for use on parts of the body that may suffer from aches, sprains or other soft tissue injuries e.g. the joints. SOLAR THERM™s specially designed thermal wraps help accelerate the body's own natural healing process and may actually minimize scarring. Wraps worn during exercise help increase sweating, removal of lactic acid, and breakdown of fats and toxins.

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

Wraps help mend injured or over-used muscles, tendons and ligaments. According to SOLAR THERM™, doctors and physical therapists have long recommended Far Infra-Red lamps and thermal systems to relieve a variety of problems.  SOLAR THERM™ believes their Far Infra-Red thermal wraps are more convenient for daily use and enable treatment around the clock if required. When infra-red rays penetrate the skin, they come into contact with protein, collagen and fats, By stimulating micro-vibrations far infra-red cause a thermal reaction which elevates tissue temperatures. The human body then reacts by dilating all the blood vessels regardless of size. Tissues are revitalized because of the improved (micro & macro) circulation.

SOLAR THERM™ Product Line

The SOLAR THERM™ product line is made from 100% poly-ceramic fiber and manufactured in Canada. Groundwork in bio-ceramics was done by NASA in 1970s and 1980s when they developed various ceramic formulations to protect the space shuttles. NASA workers noticed the health benefits while working with ceramic dust. SOLAR THERM™'s ceramic dust is embedded within the poly-propylene thread so will not wash out. The fabric is then woven into various thickness and elasticity depending on the end product.

The SOLAR THERM™ product line is extensive and contains over twenty different products for various parts of the body. A sample of SOLAR THERM™ products includes:

SOLAR THERM™ T-Shirt for the upper body.

SOLAR THERM™ Gloves for hands.

SOLAR THERM™ Arm Bands for the forearm, elbow or bicep.

SOLAR THERM™ Leg Bands for the calf, knee or quads.

SOLAR THERM™ Wraps and Socks for ankles and feet.

Marketing Strategy

The Company is initially engaged in e-commerce marketing and sales.  It intends to expand into radio infomercials, an “800” telephone order system, and eventually retail store distribution of herbal and alternative medicine products. The Company expects to initially attract customers via various Internet search engines and the distribution of an online newsletter and message board offering free advice from a registered homeopath.

The Company's marketing strategy is to:

•

establish an audience for its products through its free homeopathic advice found on the message board and in the online newsletter;

•

create a customer base through establishing links and to its web site;

•

expand its customer base through Radio advertising and an “800” telephone ordering system;

•

distribute its products through relationships with retail outlets.

An important feature of the web site is the ability for consumers to interact with the Company’s resident Homeopath in on a message board format.  As a result, the Company anticipates that word of mouth (viral) advertising will drive friends and family of consumers to the web site.

The Company also plans to undertake a Radio advertising campaign using 1/2 hour to one-hour radio talk show interview format.  This format has proven sales results over print and other media.  The Company's web site and “800” number will be introduced on air and it will be possible to not only use pre-recorded testimonials, but also to receive open-line questions where available.  Frequent mention will be made of the SOLAR THERM™ brand, and the immediate response from customers wanting the product can be measured.

The Company plans to further develop its website at www.holmesherbs.com which now provides information on SOLAR THERM™, other new products selected by the Company and endorsed on the resident Homeopath's message board.  It has been indexed with search engines to target people looking for pain relief.  Other search engine links, newsletter and e-mail marketing campaigns will be introduced to solicit customers, as well as manufacturers and retailers of products.

The Company is not required to purchase any inventory at this time, relying on a twenty percent (20%) commission on all SOLAR THERM™ and other product sales from its website.  If sufficient funding is obtained, the Company may purchase inventory of SOLAR THERM™ and other products from manufacturers principally in North American and the Orient.

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

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the fiscal year ended December 31, 2004.

On September 14, 2004 a resolution passed by written consent of the majority shareholder of the Company approved a reverse stock split of the Company’s common stock on a 25 for 1 basis.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Price

Our no par value common stock commenced trading on the NASD OTC Bulletin Board in 2004.

The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board quotation system.

2004

High

Low

First Quarter

$.20

$.0

Second Quarter

$.30

$.25

Third Quarter

$.35

$.0

Fourth Quarter

$.0

$.0

Shareholders

As of March 15, 2005, we had approximately 55 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We currently intend to retain earnings for use in our business and do not anticipate paying any dividends in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an “800” telephone ordering system and retail outlets in the USA.

In January, 2002, new management was appointed to facilitate the distribution of a product line know as SOLAR THERM™.  John F. Metcalfe was appointed President, Secretary and Director.  Mr. Metcalfe has a background in business development and marketing.  A management agreement for two years commencing January 1, 2002 has been signed with Mr. Metcalfe.  Compensation for this appointment is limited to the issue of 50,000 common shares in the Company, until such time as revenues warrant a salary.  This share compensation has not yet been authorized or issued by the Company.

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

In January, 2002 the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM™.  The agreement grants the Company the right to distribute the product in the United States, either through its online store or through traditional retail outlets.

In February, 2003 the Company entered into an agreement to re-build and maintain a commercial website at www.holmesherbs.com. This website includes a shopping engine allowing customers to purchase the Company’s products and message board allowing customers to post questions for the Company’s resident Homeopath.

In March, 2003 the Company commenced an initial marketing program aimed at attracting an audience for its free Homeopathic information and customers for its products.  Additional funding through debt or private placement will be necessary to enable the Company to increase its marketing efforts to include Radio advertising and an “800” telephone order system.

Liquidity

The Company will have to raise additional capital in the next twelve months.  As of December 31, 2004, the Company had nominal working capital and results.   In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

The Company entered into a Convertible Debenture Agreement dated September 29, 2003 providing the Company with up to $100,000 in working capital financing.  The loan bears interest at 10% per annum and is convertible to common stock in the Company at a value of $0.50 per share.

Management believes the business should concentrate on financing its own self-development for the immediate short term, in order to keep the rewards of the Company's efforts with the shareholders.  Any funds raised will be used for working capital.   If the Company can raise sufficient capital in a timely manner, its subsequent focus will be to expand into radio advertising and an “800” telephone ordering system as a distributor of herbal and natural medicine products in the United States.

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

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  We intend that such forward-looking statements be subject to the safe harbors created thereby.  We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise.  The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.  Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements.  Our actual results may differ materially from such statements.  Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB.

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

Item 7. Financial Statements.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2004

HOLMES HERBS, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Holmes Herbs, Inc.

Las Vegas, Nevada

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2004.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the results of its operations and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 11, 2005

Las Vegas, Nevada

     HOLMES HERBS, INC.
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$1,699	$280

Total current assets	$1,699	$280

Total assets	$1,699	$280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$23,820	$6,420
Convertible debentures, related party	13,275	13,775
Interest payable, related party	3,446	2,317

Total current liabilities	$40,541	$22,512

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued and outstanding:
134,480 shares at December 31, 2003		$134
537,480 shares at December 31, 2004:	$537
Additional paid-in capital	90,313	73,216

Total stockholders’ deficit	$(38,842)	$(22,232)

Total liabilities and stockholders’ deficit	$1,699	$280

See accompanying notes to these financial statements.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

		Year Ended
	(inception) to December 31,	December 31,	December 31,
	2004	2004	2003

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and administrative expenses	32,978	13,035	126,246
Operating loss	$(32,978)	$(13,035)	$(126,246)

Nonoperating expense
Interest expense	1,132	1,316	3,446

Net loss	$(34,110)	$(14,351)	$(129,692)

Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.03)

Average number of shares of common stock outstanding	470,313	134,480	175,880

See accompanying notes to these financial statements.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHO LDERS’ EQUITY (DEFICIT)

			Additional Paid-In Capital	Accumulated (Deficit) During Development Stage	Total

	Common Stock
	Shares	Amount
Issuance of Common Stock, December 3, 1998	48,000	$48	$52	$0	$100
Net loss, December 31, 1998				(400)	(400)
Balance, December 31, 1998	48,000	$48	$52	$(400)	$(300)
Issuance of Common Stock, March 23, 1999	48,000	$48	$9,952	$0	$10,000
Issuance of Common Stock, November 10, 1999	14,400	$14	$2,986	$0	$3,000
Net offering costs			(9,250)		(9,250)
Net loss, December 31, 1999				(3,809)	(3,809)
Balance, December 31, 1999	110,400	$110	$3,740	$(4,209)	$(359)
Issuance of Common Stock, August 24, 2000	9,600	$10	$19,990	$0	$20,000
Net loss, December 31, 2000				(6,000)	(6,000)
Balance, December 31, 2000	120,000	$120	$23,730	$(10,209)	$13,641
Issuance of Common Stock,
May 22, 2001	7,200	$7	$14,993	$0	$15,000
July 31, 2001	4,800	5	9,995		10,000
Stock Split, December 14, 2001
Forward 12:1
Net loss, December 31, 2001				(17,200)	(17,200)
Balance, December 31, 2001	132,000	$132	$48,718	$(27,409)	$21,441
Issuance of Common Stock for Services, March 14, 2002	480	0	12,000		12,000
Net loss, December 31, 2002				(53,822)	(53,822)
Balance, December 31, 2002	132,480	$132	$60,718	$(81,231)	$(20,381)
Issuance of common stock	2,000	2	12,498		12,500
Net loss, December 31, 2003				(14,351)	(14,351)
Balance, December 31, 2003	134,480	$134	$73,216	$(95,582)	$(22,232)
Issuance of stock for debt	400,000	400	9,600		10,000
Issuance of stock for services	3,000	3	7,497		7,500
Stock Split, Reverse 1:25
Net loss, December 31, 2004				(34,110)	(34,110)
Balance, December 31, 2004	537,480	$537	$90,313	$(129,692)	$(38,842)

See accompanying notes to these financial statements.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

		Year Ended
	(inception) to December 31,	December 31,	December 31,
	2004	2004	2003

Cash Flows From
Operating Activities
Net loss	$(34,110)	$(14,351)	$(129,692)
Stock issued for services	7,500	0	19,500
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	17,400	(1,850)	23,820
Increase in interest payable	1,129	1,316	3,446

Net cash used in operating activities	$(8,081)	$(14,885)	$(82,926)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock, net of offering costs	$0	$12,500	61,350
Convertible debenture advances	9,500	2,500	23,275

Net cash provided by financing activities	$9,500	$15,000	$84,625

Net increase in cash	$1,419	$115	$1,699

Cash, beginning of period	$280	$165	$0

Cash, end of period	$1,699	$280	$1,699

Supplemental Information
Stock issued for debenture	$(10,000)	$0	$(10,000)

See accompanying notes to these financial statements.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company’s financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

Note 2. Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.

On December 14, 2001, the Company’s shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split of its common stock at twelve shares for one share of the existing shares.

On October 19, 2004, the Company’s Board of Directors authorized a reverse split of the common stock of the Company on a 1 for 25 basis. Prior period information has been restated to reflect the stock split. The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive pote ntial common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 470,313 and 134,480 for the years ended December 31, 2004 and 2003, and 175,880 since inception. As of December 31, 2004 and December 31, 2003, and since inception, the Company had no dilutive potential common shares.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3. Convertible Debentures Payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable, payable on demand, plus interest at 10% per annum. The Company has received advances, increasing the note payable through December 31, 2004 to $18,275.

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

On March 5, 2004, the Company agreed to convert $10,000 of the note payable at par value ($0.001 per share). The adjusted conversion rate was due to the negative equity position of the Company. Upon the issuance of 10,000,000 shares, the debenture holder became the majority shareholder in the Company. In the control position, the debenture holder agreed to fund the Company as per the original agreement, keeping all other terms of the agreement the same. After the conversion of the note payable to debt, the Company has a net balance due on the Convertible Debenture Agreement of $8,275.

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

Bala nces for notes payable and related accrued interest payable for the debentures are as follows:

	December 31, 2004	December 31, 2003

Notes payable	$13,275	$13,775
Interest payable	3,446	2,317

Interest expense was $1,132 and $1,316 for the years ended December 31, 2004 and 2003, respectively.

Note 4. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

HOLMES HERBS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2004 and 2003 is as follows:

	2004	2003
Net operating loss carryforward	$45,392	$33,454
Valuation allowance	(45,392)	(33,454)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as

	2004	2003	Since Inception
Tax at statutory rate (35%)	$11,939	$5,023	$45,392
Increase in valuation allowance	(11,939)	(5,023)	(45,392)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 23, 2004 we filed a report on Form 8-K advising that it had appointed new auditor, Kyle Tingle, CPA, effective April 1, 2004.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

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

Information as to the directors and executive officers of the Company is as follows:

Name/Address	Age	Position
John F. Metcalfe	54	President, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 (“Reporting Person”), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, we know of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2004 and 2003, the aggregate remuneration paid or payable by us to the person who acted as Chief Executive Officer during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended December, 2004 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended				Long Term Compensation			All Other Compen sation ($)
		Annual Compensation			Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compesation ($)	Restricte d Stock Awards ($)	Securities Underlyin g Options / SARs (#)	LTIP Payout s ($)
John F. Metcalfe, President, Chief Financial Officer, Director	12/31/04	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	12/31/03	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

No other compensation has been paid to any officer and/or director for his services rendered to, nor has any received such compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of Shareholder	Number of Shares	Percent of Class

Common Stock	John F Metcalfe	2,000.38%
	4400 North Scottsdale Rd., #9-197, Scottsdale,
	Arizona 85251

Common Stock	Rockridge Capital Corporation	400,000	75.12%
	4400 North Scottsdale Rd., #9-197, Scottsdale,
	Arizona 85251

Common Stock	Officers and Directors as a Group (1 person)	2,000.38%

Item 12. Certain Relationships and Related Transactions.

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

Item 13. Exhibits

Exhibits:

Exhibit Number	Title	Location

3.1	Articles of Incorporation are attached to the Company's
Form 10-SB, filed on July 24, 2000. This exhibit is
incorporated by reference to that Form.

3.2	Bylaws are attached to the Company's Form 10-SB,
filed on July 24, 2000. This exhibit is incorporated by
reference to that Form.

10.1	The Distribution Agreement filed May 6, 2002. This
exhibit is incorporated by reference to that Form.

10.2	The Management Agreement filed May 6, 2002. This
exhibit is incorporated by reference to that Form.

Certification of the Principal Executive Officer and
31	Principal Financial Officer pursuant to Section 302 of	Attached
the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and
32	Principal Financial Officer pursuant to U.S.C. Section	Attached
1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For each of the last two fiscal years professional services rendered by the principal accountant for the audit of the registrants annual financial statements and review of financial statements 10-QSB (17CFR 249.308b) or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years:

For the fiscal year ended December 31, 2003 - $6,000.

 For the fiscal year ended December 31, 2004 - $5,700.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related service by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended December 31, 2003 - $0

 For the fiscal year ended December 31, 2004 - $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning:

For the fiscal year ended December 31, 2003 - $0

 For the fiscal year ended December 31, 2004 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through Item 9(e)(3) of Schedule 14A.

For the fiscal year ended December 31, 2003 - $0

 For the fiscal year ended December 31, 2004 - $0

Audit Committee Pre-Approval Policies and Procedures

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Holmes Herbs Inc. /s/John F Metcalfe
By: John F Metcalfe
President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John F Metcalfe
By: John F Metcalfe
President and Chief Financial Officer Dated: April 15, 2005

Exhibit 31.1

CERTIFICATIONS

I, John F Metcalfe, President and Chief Financial Officer of the Company certify that:

1.     I have reviewed this annual report on Form 10-KSB of Holmes Herbs Inc.;

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

4.    The Small Business Issuer’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

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

c)             Evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)             Disclosed in this report any change in the Small Business Issuer’s internal control over financial reporting that occurred during the Small Business Issuer’s fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer’s internal control over financial reporting; and

5. The Small Business Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer’s auditors and the audit committee of Small Business Issuer’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the ability to record, process, summarize and report financial information; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

Date: April 15, 2005.

/s/John F Metcalfe
By: John F Metcalfe
President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Holmes Herbs Inc. a Nevada corporation (the “Company”), on Form 10-KSB for the year ending December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, John F Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condit ion and result of operations of the Company.

Date: April 15, 2005.

/s/John F Metcalfe

By: John F Metcalfe

President and Chief Financial Officer