Form 10QSB
period 2005-03-31
HOLMES HERBS INC
filed 2005-05-18
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

(480) 205-6273

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2005, 537,480 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HOLMES HERBS, INC.

(A Development Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2005

HOLMES HERBS, INC.

(A Development Stage Enterprise)

Independent Accountant's Report

To the Board of Directors
Holmes Herbs, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Holmes Herbs, Inc. as of March 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the three-month period then ended and the period from December 3, 1998 (date of inception) through September 30, 2004.  These financial statements are the responsibility of the Company's management.

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

Kyle L. Tingle, CPA, LLC

May 14, 2005

Las Vegas, Nevada

HOLMES HERBS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

March 31,

March 31,

2004

2003

ASSETS

CURRENT ASSETS

Cash

$

7,206

$

1,699

Total current assets

$

7,206

$

1,699

Total assets

$

7,206

$

1,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable

$

24,970

$

23,820

Convertible debentures, related party

13,275

13,275

Interest payable, related party

3,774

3,446

Total current liabilities

$

42,019

$

40,541

STOCKHOLDERS’ DEFICIT

Common stock: $0.001 par value;

authorized 50,000,000 shares; issued

and outstanding:

537,480 shares at December 31, 2004

$

537

551,480 shares at March 31, 2005

$

551

Additional paid-in capital

97,305

90,313

Accumulated deficit during development stage(132,669)(129,692)

Total stockholders’ deficit

$

(34,813)

$

(38,842)

Total liabilities and

stockholders’ deficit

$

7,206

$

1,699

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

Dec. 3, 1998

                Quarter Ended

(inception) to

March 31,

March 31,

March 31,

200520042005

Revenues

$

0

$

0

$

0

Cost of revenue

0

0

0

Gross profit

$

0

$

0

$

0

General, selling and

    administrative expenses

2,650

9,126

128,893

Operating loss

$

(2,650)

$

(9,126)

$

(128,893)

Nonoperating expense

Interest expense

327

334

3,776

Net loss

$

(2,977)

$

(9,460)

$

(132,669)

Net loss per share, basic

and diluted

$

(0.01)

$

(0.04)

$

(0.70)

Average number of shares

of common stock outstanding

539,569

268,813

190,050

See accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Accumulated

  (Deficit)

Additional

   During

         Common Stock

    Paid-In

 Development

     Shares

   Amount

    Capital

    Stage

     Total

Issuance of Common Stock,

   December 3, 1998

 48,000

$

 48

$

52

$

0

$

100

Net loss, December 31, 1998

(400)

(400)

Balance, December 31, 1998

 48,000

$

48

$

52

$

(400)

$

(300)

Issuance of Common Stock,

   March 23, 1999

 48,000

$

 48

$

9,952

$

0

$

10,000

Issuance of Common Stock,

   November 10, 1999

 14,400

$

 14

$

2,986

$

0

$

3,000

Net offering costs

(9,250)

(9,250)

Net loss, December 31, 1999

(3,809)

(3,809)

Balance, December 31, 1999

 110,400

$

110

$

3,740

$

(4,209)

$

(359)

Issuance of Common Stock,

   August 24, 2000

 9,600

$

10

$

19,990

$

0

$

20,000

Net loss, December 31, 2000

(6,000)

(6,000)

Balance, December 31, 2000

120,000

$

120

$

23,730

$

(10,209)

$

13,641

Issuance of Common Stock,

   May 22, 2001

 7,200

$

 7

$

14,993

$

0

$

15,000

   July 31, 2001

4,800

5

9,995

10,000

Stock Split, December 14, 2001

    Forward 12:1

Net loss, December 31, 2001

(17,200)

(17,200)

Balance, December 31, 2001

 132,000

$

132

$

48,718

$

(27,409)

$

21,441

Issuance of Common Stock for

    Services, March 14, 2002

480

0

12,000

12,000

Net loss, December 31, 2002

(53,822)

(53,822)

Balance, December 31, 2002

132,480

$

132

$

60,718

$

(81,231)

$

(20,381)

Issuance of common stock

2,000

2

12,498

12,500

Net loss, December 31, 2003

 (14,351)

(14,351)

Balance, December 31, 2003

134,480

$

134

$

73,216

$

(95,582)

$

(22,232)

Issuance of stock for debt

400,000

400

9,600

10,000

Issuance of stock for services

3,000

3

7,497

7,500

Stock Split, Reverse 1:25

Net loss, December 31, 2004

(34,110)

(34,110)

Balance, December 31, 2004

537,480

$

537

$

90,313

$

(129,692)

$

(38,842)

Issuance of common stock

14,000

14

6,992

7,006

Net loss, March 31, 2005

(2,977)

(2,977)

Balance, March 31, 2005

551,480

$

551

$

97,305

$

(132,669)

$

(34,813)

See accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

Dec. 3, 1998

                Quarter Ended

(inception) to

March 31,

March 31,

March 31,

200520042005

Cash Flows From

Operating Activities

Net loss

$

(2,977)

$

(9,460)

$

(132,669)

Stock issued for services

7,500

19,500

Exchange of stock for debt

10,000

Adjustments to reconcile net

loss to cash used in

operating activities:

Changes in assets and liabilities

Increase (decrease)

    in accounts payable

1,151

24,970

    in notes payable

(7,500)

Increase in interest payable

327

331

3,774

Net cash used in

operating activities

$

(1,499)

$

871

$

(84,425)

Cash Flows From

Investing Activities

$

0

$

0

$

0

Cash Flows From

Financing Activities

Issuance of common stock, net of

offering costs

$

7,006

$

0

68,356

Convertible debenture advances

23,275

Net cash provided by

financing activities

$

7,006

$

0

$

91,631

Net increase in cash

$

5,507

$

871

$

7,206

Cash, beginning of period

$

1,699

$

280

$

0

Cash, end of period

$

7,206

$

1,151

$

7,206

Supplemental Information

Stock issued for debenture

$

0

$

(10,000)

$

(10,000)

See accompanying notes to these financial statements.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business:

Holmes Herbs, Inc. (“Company”) was organized December 3, 1998 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

The Company business plan is for the distribution of herbal and natural medicine products through e-commerce and telephone ordering.  As of March 31, 2005, sales and distribution had not commenced.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2005 and December 31, 2004.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and raises substantial doubts of the Company’s ability to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 539,569 and 268,813 for the quarter ended March 31, 2005 and 2004, and 190,050 since inception.  As of March 31,2005 and March 31, 2004, and since inception, the Company had no dilutive potential common shares.

HOLMES HERBS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 3.

Convertible Debentures Payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable, payable on demand, plus interest at 10% per annum.  The Company has received advances, increasing the note payable through March 31, 2005 to $18,275.

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

Balances for notes payable and related accrued interest payable for the debentures are as follows:

March 31, 2005

March 31, 2004

Notes payable

$

13,275

$

6,275

Interest payable

3,774

2,648

Interest expense was $327 and $334 for the quarters ended March 31, 2005 and 2004, respectively.

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

HOLMES HERBS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 4.

Income Taxes (continued)

The components of the Company’s deferred tax asset as of March 31, 2005 and 2004 is as follows:

2005

2004

Net operating loss carryforward

$

46,434

$

36,765

Valuation allowance

(46,434)

(36,765)

Net deferred tax asset

$

0

$

0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

2005

2004

Since Inception

Tax at statutory rate (35%)

$

1,042

$

3,311

$

46,434

Increase in valuation allowance

(1,042)

(3,311)

(46,434)

Net deferred tax asset

$

0

$

0

$

0

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of March 31, 2005, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible cash flow from operations.

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

(a) Exhibits.

     None.

(b) Reports on Form 8-K during the quarter ended March 31, 2005.

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Holmes Herbs, Inc.

Date: May 12, 2005

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

Disclosed in this report any change in the Small Business Issuer’s internal control over financial reporting that occurred during the Small Business Issuer’s first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer’s internal control over financial reporting; and

5. The Small Business Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer’s auditors and the audit committee of Small Business Issuer’s board of directors  (or persons performing the equivalent function):

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

May 12, 2005.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Holmes Herbs, Inc. a Nevada corporation (the “Company”), on Form 10-QSB for the year ending March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, John F. Metcalfe, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John F. Metcalfe

By:  John F. Metcalfe

President and Chief Financial Officer

14