Form 10QSB
period 2005-06-30
HOLMES HERBS INC
filed 2005-08-17
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended June 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-31129

                        HOLMES HERBS, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


           Nevada                                   88-0412635
   _______________________________      ________________________________
  (State or other jurisdiction)         (IRS Employer Identification No.)
  of incorporation or organization)


 8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona 85258
_________________________________________________________________
             (Address of principal executive offices)

                          (206) 245-4779
                   ___________________________
                   (Issuer's telephone number)


   4400 North Scottsdale Rd., #9-197, Scottsdale, Arizona 85251
   ____________________________________________________________
                         (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

As of August 8, 2005, Holmes Herbs, Inc. had a total of 11,887,480 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation........13

Item 3.  Controls and Procedures..........................................14


                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......15

Item 5.  Other Information................................................15

Item 6.  Exhibits.........................................................15

Signatures................................................................16



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                        FINANCIAL REPORTS

                          JUNE 30, 2005

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                             Contents


______________________________________________________________________________

FINANCIAL STATEMENTS

      Balance Sheets                                                     5

      Statements of Operations                                           6

      Statements of Stockholders' Equity (Deficit)                       7

      Statements of Cash Flows                                           8

      Notes to Financial Statements                                   9-12
______________________________________________________________________________

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                          BALANCE SHEET



                                                     June 30,    December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                            $      7,432  $      1,699
  Subscription receivable                                   48             -
                                                  ------------- -------------

    Total current asset                                  7,480         1,699
                                                  ------------- -------------

      Total assets                                $      7,480  $      1,699
                                                  ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $     23,734  $     23,820
  Convertible debentures, related party                 13,275        13,275
  Interest payable, related party                        4,105         3,446
                                                   ------------- -------------

    Total current liabilities                           41,114        40,541
                                                  ------------- -------------
STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding:
    537,480 shares at December 31, 2004                      -           537
    11,887,480 shares at June 30, 2005                  11,887             -
  Common stock subscribed                               14,250             -
  Additional paid-in capital                         2,377,063        90,313
  Accumulated deficit during development stage      (2,436,834)     (129,692)
                                                  ------------- -------------

    Total stockholders' deficit                        (33,634)      (38,842)
                                                  ------------- -------------

      Total liabilities and stockholders' deficit $      7,480  $      1,699
                                                  ============= =============



See accompanying notes to these financial statements.


                          HOLMES HERBS, INC.
                   (A Development Stage Enterprise)
                        STATEMENT OF OPERATIONS
                              (Unaudited)


                                                                                Dec. 3, 1998
                              Three months ended         Six months ended       (inception)
                            June 30,      June 30,     June 30,      June 30,   to June 30,
                              2005         2004          2005          2004         2005
                         ------------- ------------ ------------- ------------- ------------

Revenues                 $          -  $         -  $          -  $          -  $         -

Cost of revenue                     -            -             -             -            -
                         ------------- ------------ ------------- ------------- ------------

  Gross profit                      -            -             -             -            -

General, selling and
 administrative expenses    2,303,634        2,856     2,306,484        11,982    2,432,727
                         ------------- ------------ ------------- ------------- ------------
  Operating loss           (2,303,634)      (2,856)   (2,306,484)      (11,982)  (2,432,727)

Nonoperating expense
  Interest expense                331          188           658           522        4,107
                         ------------- ------------ ------------- ------------- ------------

  Net loss               $ (2,303,965) $    (3,044) $ (2,307,142) $    (12,504) $(2,436,834)
                         ============= ============ ============= ============= ============
  Net loss per share,
   basic and diluted     $      (0.41) $     (0.01) $      (0.74) $      (0.03)
                         ============= ============ ============= =============
  Average number of
   shares of common
   stock outstanding        5,708,683      537,480     3,138,389       402,409
                         ============= ============ ============= =============


 See accompanying notes to these financial statements

                                   6



                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)

                                                                                  Accumulated
                                                                                   (Deficit)
                                                        Additional      Common      During
                                  Common Stock            Paid-In       Stock     Development
                               Shares       Amount        Capital     Subscribed     Stage         Total
                            ------------ ------------- ------------- ----------- ------------- -------------

Issuance of Common Stock,
  December 3, 1998               48,000  $         48  $         52  $        -   $         -  $        100
Net loss, December 31, 1998           -             -             -           -          (400)         (400)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 1998       48,000            48            52           -          (400)         (300)
Issuance of Common Stock,
  March 23, 1999                 48,000            48         9,952           -             -        10,000
Issuance of Common Stock,
  November 10, 1999              14,400            14         2,986           -             -         3,000
Net offering costs                    -             -        (9,250)          -             -        (9,250)
Net loss, December 31, 1999           -             -             -           -        (3,809)       (3,809)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 1999      110,400           110         3,740           -        (4,209)         (359)
Issuance of Common Stock,
  August 24, 2000                 9,600            10        19,990           -             -        20,000
Net loss, December 31, 2000           -             -             -           -        (6,000)       (6,000)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 2000      120,000           120        23,730           -       (10,209)       13,641
Issuance of Common Stock,
  May 22, 2001                    7,200             7        14,993           -             -        15,000
  July 31, 2001                   4,800             5         9,995           -             -        10,000
Stock Split, December 14,
  2001 Forward 12:1
Net loss, December 31, 2001           -             -             -           -       (17,200)      (17,200)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 2001      132,000           132        48,718           -       (27,409)       21,441
Issuance of Common Stock for
  Services, March 14, 2002          480             -        12,000           -             -        12,000
Net loss, December 31, 2002           -             -             -           -       (53,822)      (53,822)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 2002      132,480           132        60,718           -       (81,231)      (20,381)
Issuance of common stock          2,000             2        12,498           -             -        12,500
Net loss, December 31, 2003           -             -             -           -       (14,351)      (14,351)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 2003      134,480           134        73,216           -       (95,582)      (22,232)
Issuance of stock for debt      400,000           400         9,600           -             -        10,000
Issuance of stock for services    3,000             3         7,497           -             -         7,500
Stock Split, Reverse 1:25
Net loss, December 31, 2004           -             -             -           -       (34,110)      (34,110)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, December 31, 2004      537,480           537        90,313           -      (129,692)      (38,842)
Issuance of common stock     10,600,000        10,600             -           -             -        10,600
Common stock subscribed               -             -             -      14,250             -        14,250
Issuance of stock for services  750,000           750     2,286,750           -             -     2,287,500
Net loss, June 30, 2005               -             -             -           -    (2,307,142)   (2,307,142)
                            ------------ ------------- ------------- ----------- ------------- -------------
Balance, June 30, 2005       11,887,480  $     11,887  $  2,377,063  $   14,250  $ (2,436,834) $    (33,634)
                            ============ ============= ============= =========== ============= =============



See accompanying notes to these financial statements.



                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
                              STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                                                              Dec. 3, 1998
                                            Three months ended         Six months ended       (inception)
                                          June 30,     June 30,     June 30,       June 30,   to June 30,
                                           2005         2004          2005          2004         2005
                                      ------------- ------------ ------------- ------------- -------------
Cash Flows From Operating Activities
  Net loss                            $ (2,303,965) $    (3,044) $ (2,307,142) $    (12,504) $ (2,436,834)
  Stock issued for services              2,287,500            -     2,287,500         7,500     2,307,000
  Exchange of stock for debt
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in assets and liabilities
    Increase (decrease)
      in accounts payable                   (1,236)           -           (85)            -        23,734
      in notes payable                           -            -             -             -             -
    Increase in interest payable               331          188           658           519         4,105
                                      ------------- ------------ ------------- ------------- -------------
      Net cash used in
      operating activities                 (17,370)      (2,856)      (19,069)       (4,485)     (102,001)
                                      ------------- ------------ ------------- ------------- -------------

Cash Flows From Investing Activities             -            -             -             -             -
                                      ------------- ------------ ------------- ------------- -------------
Cash Flows From Financing Activities
  Issuance of common stock, net of
   offering costs                           10,600            -        10,600             -        71,950
  Common stock subscription received         7,196            -        14,202             -        14,202
  Convertible debenture advances                 -        2,000             -         4,500        23,275
                                      ------------- ------------ ------------- ------------- -------------
      Net cash provided by
      financing activities                  17,796        2,000        24,802         4,500       109,433
                                      ------------- ------------ ------------- ------------- -------------

      Net increase in cash                     426         (856)        5,733            15         7,432

Cash, beginning of period                    7,006        1,151         1,699           280             -
                                      ------------- ------------ ------------- ------------- -------------

Cash, end of period                   $      7,432  $       295  $      7,432  $        295  $      7,432
                                      ============= ============ ============= ============= =============
Supplemental Information
Stock issued for debenture            $          -  $         -  $          -  $    (10,000) $    (10,000)
Interest paid                         $          -  $         -  $          -  $          -  $          -
Income taxes paid                     $          -  $         -  $          -  $          -  $          -




               See accompanying notes to these financial statements.




                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Holmes Herbs, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company," "we," "us" or "our" mean Holmes Herbs, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern
-------------
The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and raises substantial doubts of the Company's ability to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Note 2. Accounting Pronouncements

Recent Accounting Pronouncements
---------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS

Note 2. Accounting Pronouncements (continued)

Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

Note 3. Stockholders' Equity

The Company authorized a private placement to sell up to 100,000 shares of common stock at $0.50 per share. As of June 30, 2005, subscriptions for 28,500 shares were sold for $14,250. The shares were unissued as of June 30, 2005. As all rights and obligations for the shares were completed, the shares are included in the determination of computing earnings per share.

On April 11, 2005 the Company applied for and received a separate CUSIP number for the issue of up to 10,000,000 Reg. S restricted common shares. Currently, 2,000,000 shares are authorized as Reg. S restricted common shares.

On May 21, 2005, the company adopted "The 2005 equity incentive plan of Holmes Herbs, Inc." (The "Plan"). Under the Plan, the Company may, from time to time, issue stock or grant options to acquire the Company's common stock, par value $0.001, to employees of the Company or is subsidiaries, according to the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, the Company may issue stock or grant options to other individuals, including consultants or advisors, who provide bone fide services to the company that contribute to the success of the Company or its subsidiaries. The Company has reserved 5,000,000 shares of common stock to be used for such Plan.

The Company has not authorized any preferred stock.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS

Note 3. Stockholders' Equity (continued)

Net loss per common share
-------------------------

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,708,683 and 537,480 for the three months ended and 3,138,389 and 402,409 for the six months ended June 30, 2005 and 2004, and 399,214 since inception. As of June 30, 2005 and December 31, 2004, and since inception, the Company had no dilutive potential common shares.


Note 4. Convertible Debentures Payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable, payable on demand, plus interest at 10% per annum. The Company has received advances, increasing the note payable through June 30, 2005 to $18,275.

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

On May 18, 2005, the Company agreed to extend the term of the Convertible Debenture Agreement dated September 29, 2003 for an additional two (2) years, conditional upon the issuance by the Company of 10,600,000 shares to the note holders at $0.001 per share. The Company received $10,600 on May 19, 2005 in consideration for the shares.

Balances for notes payable and related accrued interest payable for the debentures are as follows:

                                        June 30, 2005   December 31, 2004
                                        --------------- -----------------
      Notes payable                     $       13,275  $         13,275
      Interest payable                           4,105             3,446

Interest expense was $331 and $188 for the three months ended and $658 and $522 for the six months ended June 30, 2005 and 2004, respectively.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS


Note 5. Stock Based Expenses

On June 15, 2005, the Company entered into a consulting agreement with an international consultant to provide corporate planning and business development services for a period of one year. Compensation for the consulting agreement was the nonrefundable issuance of 750,000 unrestricted shares upon execution of the agreement.

The consultant has also been engaged to sell up to 2,000,000 or the authorized Reg S shares on the Berlin Stock Exchange for the benefit of the Company. The consultant will receive consideration at 5% of the selling value of the shares, only as the shares are sold. Any unsold shares will be returned to the Company.

Note 6. Income Taxes

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

Note 7. Other Activity

On June 15, 2005, the Company executed a letter of intent to acquire the assets of Qualia Clinical Research Services, Inc. (Qualia). Under the terms of the agreement, the Company will acquire a majority interest in Qualia and investing up to $5,000,000 for the further expansion of the business. The Company is expected to complete the transaction in the third quarter.

In this report references to "Holmes Herbs," "we," "us," and "our" refer to Holmes Herbs, Inc.

    NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this report contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements were based.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

Our strategy was to engage in the distribution of herbal and natural medicine products, beginning with e-commerce transactions and we had plans to expand through an "800" telephone ordering system and retail outlets in the United States. However, we completed a test marketing program of our SOLAR THERM products, utilizing our online store in an effort to determine market demand for the product. The test marketing results proved unsatisfactory for our business plan.

In June 2005 we entered into a non-binding letter of intent to acquire certain assets and develop a clinical drug research and development business under the name Holmes Biopharma. Under the terms of the letter of intent, we are working towards a binding purchase agreement to acquire and develop certain assets of a business called Qualia Clinical Research Services, with operations in Philadelphia, Pennsylvania, U.S.A. and Toronto, Ontario, Canada. To facilitate this transaction, on June 6, 2005, we incorporated a wholly-owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation, for the purpose of developing a clinical drug research and development business. We expect to finalize this agreement within the next 90 days, but there can be no assurance we will successfully close these negotiations. Also, all risks inherent in new and inexperienced enterprises are inherent in our plan.

Liquidity

We will have to raise additional capital in the next twelve months. As of June 30, 2005, we had $7,432 in cash and total current liabilities of $41,114. We have not recorded revenues from operations for the past two fiscal years and our auditors have expressed concern regarding our ability to continue as a going concern. Additional financing is required in order to complete the plans necessary for our growth and new product strategy. We are seeking financing in the form of equity and debt in order to provide working capital, but if we are unable to obtain necessary funding, we may be forced to delay our business development plans.


Financing

In April 2005 we conducted a private placement of 100,000 shares of common stock at $0.50 per share. As of June 30, 2005, we received subscriptions for 28,500 shares for gross proceeds of $14,250 from this private placement. However, as of the date of this filing, we have not closed the private placement and the shares have not been issued.

We also intend to conduct an offering in Europe pursuant to Regulation S to raise additional funds. Regulation S provides for the offers and sales of restricted securities outside of the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available. We intend to offer an aggregate of 10,000,000 shares of common stock in this offering. As of the date of this filing, we have authorized and transferred 2,000,000 common shares for this offering to a trustee for the sole purpose of selling these shares, but we have not received any proceeds from this offering. We agreed to pay the trustee a fee equal to 5% of the selling value of the Regulation S shares, and our agent will receive a financing fee equal to 35% of the selling value of the Regulation S shares. Any shares of common stock not sold by the trustee will be returned to Holmes Herbs at our request.

Commitments

In May 2005 we were able to negotiate the extension of the term of a Convertible Debenture Agreement, dated September 29, 2003, between Holmes Herbs and Rockridge Capital Corp. This agreement provided Holmes Herbs with up to $100,000, at 10% interest per annum, in working capital financing. The loan is convertible into our common stock at $0.50 per share. On May 18, 2005, we authorized the issuance of an aggregate of 10,600,000 common shares in consideration for $10,600 paid in cash and the extension of the term of the Convertible Debenture Agreement for an additional two years; until September 29, 2007.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on our financial position or results of operations until we have share-based payments.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer, who is also our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Our Chief Financial Officer also determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes Herbs without registration that have not been previously reported.

On May 18, 2005, we issued an aggregate of 10,600,000 common shares in consideration for $10,600 paid in cash and a two year extension of the due date of a Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

Equity Incentive Plan

On May 21, 2005, our board of directors adopted an equity incentive plan for our employees and others. The plan is entitled "The 2005 Equity Incentive Plan of Holmes Herbs, Inc." (the "Plan"). Pursuant to the Plan, the board of directors can authorize the issuance of up to an aggregate of five million (5,000,000) shares as stock awards or stock options. The Plan has a maximum five year term, although the board of directors may shorten this period. We filed a registration statement on Form S-8 on June 30, 2005, that registered the 5,000,000 shares of common stock reserved for the Plan.

The purpose of the Plan is to help us maintain and continue our development of a quality management team, by attracting qualified employees, consultants, and advisors who can contribute to our future success. The awards under the Plan will provide such individuals with an incentive to use their best efforts to promote our growth and profitability.

Consulting Agreement

On June 15, 2005, we entered into a consulting agreement with Karsten Behrens, a company located in Vevey, Switzerland. Karsten Behrens agreed to provide consulting services related to corporate planning and business development, updating our business plan, and advising us about strategic corporate planning. We issued 750,000 common shares pursuant to our equity incentive plan, discussed above, to Karsten Behrens in consideration for its services. The term of the consulting agreement is one year and the agreement may be terminated at any time for any reason by either party upon 30-days written notice.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Holmes Herbs (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 24, 2000)
3.2 Bylaws of Holmes Herbs (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 24, 2000)
10.1 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Consulting Agreement between Holmes Herbs and Karsten Behrens, dated June 15, 2005.
22.1  Subsidiaries of Holmes Herbs

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HOLMES HERBS, INC.



                                   /s/ John F. Mecalfe
Date: August 16, 2005          By: ______________________________________
                                   John F. Metcalfe
                                   President, Chief Financial
                                   Officer and Director