Form 10QSB
period 2005-09-30
HOLMES HERBS INC
filed 2005-12-02
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File No. 000-31129



                        HOLMES HERBS, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Nevada                             88-0412635
       ----------------------------   ---------------------------------
       (State or other jurisdiction)  (IRS Employer Identification No.)
                                       of incorporation or organization)


 8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona 85258
 ----------------------------------------------------------------
             (Address of principal executive offices)


                          (206) 245-4779
                    -------------------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

As of November 16, 2005, Holmes Herbs, Inc. had a total of 12,645,800 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.......14

Item 3.  Controls and Procedures.........................................15


                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....15

Item 6.  Exhibits........................................................16

Signatures...............................................................17











                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                        Financial REPORTS
                           (Unaudited)

                        September 30, 2005

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                            Contents
_____________________________________________________________________________


FINANCIAL STATEMENTS

    Balance Sheets                                                         5

    Statements of Operations                                               6

    Statements of Stockholders' Equity (Deficit)                           7

    Statements of Cash Flows                                               8

    Notes to Financial Statements                                     9 - 13

______________________________________________________________________________

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                          BALANCE SHEET



                                                September 30, December 31,
                                                     2005         2004
                                                ------------- ------------
                              ASSETS

CURRENT ASSETS
  Cash                                          $    417,960  $     1,699
  Receivables                                         64,740            -
                                                ------------- ------------

     Total current assets                            482,700        1,699
                                                ------------- ------------

         Total assets                           $    482,700  $     1,699
                                                ============= ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                              $     21,620  $    23,820
  Convertible debentures, related party               13,275       13,275
  Interest payable, related party                      4,439        3,446
                                                ------------- ------------

     Total current liabilities                        39,334       40,541
                                                ------------- ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value; authorized
    50,000,000 shares; issued and outstanding:
    537,480 shares at December 31, 2004                    -          537
    12,710,300 shares at September 30, 2005           12,710            -
  Additional paid-in capital                       4,007,138       90,313
  Accumulated deficit during development stage    (3,576,482)    (129,692)
                                                ------------- ------------

     Total stockholders' equity (deficit)            443,366      (38,842)
                                                ------------- ------------
       Total liabilities and stockholders'
       equity (deficit)                         $    482,700  $     1,699
                                                ============= ============


See accompanying notes to these financial statements.




                             HOLMES HERBS, INC.
                      (A Development Stage Enterprise)
                           STATEMENT OF OPERATIONS



                                                                                       Dec. 3, 1998
                                     Three months ended      Nine months ended        (inception) to
                               September 30, September 30, September 30, September 30, September 30,
                                   2005           2004          2005          2004         2005
                              -------------- ------------- ------------- ------------- -------------
Revenues                      $           -  $          -  $          -  $          -  $          -

Cost of revenue                           -             -             -             -             -
                              -------------- ------------- ------------- ------------- -------------
   Gross profit                           -             -             -             -             -

General, selling and
 administrative expenses          1,130,505         3,051     3,436,995        15,033     3,563,238
                              -------------- ------------- ------------- ------------- -------------
   Operating loss                (1,130,505)       (3,051)   (3,436,995)      (15,033)   (3,563,238)

Nonoperating expense
  Interest expense                      334           275           993           797         4,442
  Exchange rate loss                  8,802             -         8,802             -         8,802
                              -------------- ------------- ------------- ------------- -------------

Net loss                      $  (1,139,648) $     (3,326) $ (3,446,790) $    (15,830) $ (3,576,482)
                              ============== ============= ============= ============= =============
Net loss per share, basic
 and diluted                  $       (0.09) $      (0.01) $      (0.56) $      (0.04)
                              ============== ============= ============= =============
Average number of shares
 of common stock outstanding     12,217,153       537,480     6,197,899       447,761
                              ============== ============= ============= =============



See accompanying notes to these financial statements.

                                      6

                             HOLMES HERBS, INC.
                      (A Development Stage Enterprise)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          Accumulated
                                                                           (Deficit)
                                                            Additional      During
                                      Common Stock            Paid-In     Development
                                  Shares         Amount       Capital        Stage        Total
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003          134,480  $        134  $     73,216  $    (95,582) $    (22,232)
Issuance of stock for debt          400,000           400         9,600             -        10,000
Issuance of stock for services        3,000             3         7,497             -         7,500
Stock Split, Reverse 1:25
Net loss, December 31, 2004               -             -             -       (34,110)      (34,110)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2004          537,480           537        90,313      (129,692)      (38,842)
Issuance of common stock         10,664,500        10,665        32,137             -        42,802
Issuance of stock for services    1,070,000         1,070     3,178,910             -     3,179,980
Reg S stock issued for services     100,000           100       221,900             -       222,000
Issuance of Reg S stock             338,320           338     1,067,849             -     1,068,187
Selling expenses of Reg S stock           -             -      (583,971)            -      (583,971)
Net loss, September 30, 2005              -             -             -    (3,446,790)   (3,446,790)
                              -------------- ------------- ------------- ------------- -------------
Balance, September 30, 2005      12,710,300  $     12,710  $  4,007,139  $ (3,576,482) $    443,366
                              ============== ============= ============= ============= =============





See accompanying notes to these financial statements.


                                      7

<CAPTION

                          HOLMES HERBS, INC.
                   (A Development Stage Enterprise)
                       STATEMENT OF CASH FLOWS



                                                                              Dec. 3, 1998
                                                        Nine months ended     (inception) to
                                                          September 30,        September 30,
                                                      2005           2004           2005
                                                 -------------- -------------- --------------
Cash Flows From Operating Activities
  Net loss                                       $  (3,446,790) $     (15,830) $  (3,576,482)
  Stock issued for services                          3,401,980          7,500      3,421,480
  Adjustments to reconcile net loss to cash
   used in operating activities:
  Changes in assets and liabilities
     Increase (decrease)
       in receivables                                  (64,740)             -        (64,740)
       in accounts payable                              (2,200)         1,200         21,619
       in notes payable                                      -           (500)        13,275
     Increase in interest payable                          993            794          4,439
                                                 -------------- -------------- --------------
       Net cash used in operating activities          (110,757)        (6,836)      (180,409)
                                                 -------------- -------------- --------------

Cash Flows From Investing Activities                         -              -              -
                                                 -------------- -------------- --------------
Cash Flows From Financing Activities
  Issuance of common stock, net of offering costs      527,018          2,500        575,094
  Convertible debenture advances                             -          7,500         23,275
                                                 -------------- -------------- --------------
       Net cash provided by financing activities       527,018         10,000        598,369
                                                 -------------- -------------- --------------

Net increase in cash                                   416,261          3,164        417,960

Cash, beginning of period                                1,699            280              -
                                                 -------------- -------------- --------------

Cash, end of period                              $     417,960  $       3,444  $     417,960
                                                 ============== ============== ==============

Supplemental Information
Stock issued for debenture                       $           -  $     (10,000) $     (10,000)
Stock issued for consulting agreements           $   2,509,500  $           -  $   2,509,500
Stock issued under Equity Incentive Plan         $     892,480  $           -  $     892,480




See accompanying notes to these financial statements.



                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES FO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Holmes Herbs, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company," "we," "us" or "our" mean Holmes Herbs, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 2. Significant Accounting Policies

Recent Accounting Pronouncements
--------------------------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4)." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES FO FINANCIAL STATEMENTS


In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

Note 3.  Stockholders' Equity

Common stock
-------------

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

On April 11, 2005 the Company applied for and received a separate CUSIP number for the issue of up to 10,000,000 Reg. S restricted common shares. Currently, 2,000,000 shares are authorized as Reg. S restricted common shares. Through September 30, 2005, 438,320 Reg. S shares were issued. A consultant to facilitate the sale of shares in Europe was granted 100,000 shares upon execution of the agreement. The contract was valued at $222,000 and expensed to consulting fee. Through the contract, 338,320 shares were sold in the European market for $1,068,187. Selling fees and expenses were $583,971 and offset against the additional paid in capital of the shares sold.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES FO FINANCIAL STATEMENTS

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

Net loss per common share
--------------------------

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

As of September 30, 2005 and December 31, 2004, and since inception, the Company had no dilutive potential common shares.


Note 3.  Convertible Debentures Payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable, payable on demand, plus interest at 10% per annum. The Company has received advances, increasing the note payable through September 30, 2005 to $18,275.

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES FO FINANCIAL STATEMENTS


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

Balances for notes payable and related accrued interest payable for the debentures are as follows:

                                  September 30, 2005  December 31, 2004
                                  ------------------  -----------------
     Notes payable                $     13,275        $     13,275
     Interest payable                    4,439               3,446


Interest expense was $334 and $275 for the three months ended and $993 and $797 for the nine months ended September 30, 2005 and 2004, respectively.


Note 4.  Stock Based Expenses

On June 15, 2005, the Company entered into a consulting agreement with an international consultant to provide corporate planning and business development services for a period of one year. Compensation for the consulting agreement was the nonrefundable issuance of 750,000 unrestricted shares upon execution of the agreement. The weighted average of the share price of the Company was $3.05 for the 5 trading days prior to the issuance of the shares. Consulting expense of $2,287,500 was recognized as the fair market value of the shares.

The consultant has also been engaged to sell up to 2,000,000 or the authorized Reg S shares on the Berlin Stock Exchange for the benefit of the Company. The consultant will receive consideration at 5% of the selling value of the shares, only as the shares are sold. Any unsold shares will be returned to the Company.

On August 1, 2005, the Company entered into a consulting agreement with a German broker to be the market maker for the Company's Reg S stock. Under the agreement, the broker will receive 35% of the proceeds and approved expenses. The broker also received 100,000 shares of the Reg S stock upon execution of the agreement. The opening price of the Reg S shares on a German exchange was $2.22 and used as the basis for valuing the agreement. Consulting expense of $222,000 was recognized for the shares issued.

On September 6, 2005, the Company entered into consulting agreements under the Plan as described in Note 3. For the consulting agreements, the Company issued 320,000 shares of free trading common stock. The weighted average of the share price of the Company was $2.789 for the 5 trading days prior to the issuance of the shares. Consulting expense of $892,480 was recognized as the fair market value of the shares.


Note 5.  Income Taxes

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES FO FINANCIAL STATEMENTS


The federal operating loss carry forward will expire between 2005 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


Note 6.  Other Activity

On June 15, 2005, the Company executed a letter of intent to acquire the assets of Qualia Clinical Research Services, Inc. (Qualia). Under the terms of the agreement, the Company will acquire a majority interest in Qualia and investing up to $5,000,000 for the further expansion of the business. The Company is expected to complete the transaction before the end of the year.


Note 7.  Warrants and Options

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

Our strategy is to engage in the distribution of herbal and natural medicine products, beginning with e-commerce transactions and then expand through an "800" telephone ordering system and retail outlets in the United States. However, we completed a test marketing program of our SOLAR THERM products, utilizing our online store in an effort to determine market demand for the product. The test marketing results proved unsatisfactory for our business plan. Management will evaluate whether to pursue other herbal and natural products.

In June 2005 we entered into a non-binding letter of intent to acquire certain assets and develop a clinical drug research and development business under the name Holmes Biopharma. Under the terms of the letter of intent, we are working towards a binding purchase agreement to acquire and develop certain assets of a business called Qualia Clinical Research Services, with operations in Philadelphia, Pennsylvania, U.S.A. and Toronto, Ontario, Canada. To facilitate this transaction, on June 6, 2005, we incorporated a wholly-owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation, for the purpose of developing a clinical drug research and development business. We are continuing these negotiations and expect to finalize this agreement within the next 90 days. However, there can be no assurance we will successfully close these negotiations.

Liquidity

As of September 30, 2005, we had $417,960 cash, primarily the result of net proceeds of $527,018 from our Regulation S offering discussed below. Our total current liabilities were $39,334 at September 30, 2005. We do not have operations that provide a source of revenue sufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern; however, stockholders, officers and directors have committed to advance operating costs until we have operations that produce revenues. We intend to use the net proceeds from our Regulation S offering to fund our operations in the short term. If we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the development of the clinical drug research and development business.

Financing

In April 2005 we initiated a private placement of 100,000 shares of common stock at $0.50 per share. As of September 30, 2005, we received subscriptions for 64,500 shares for gross proceeds of $32,250 from this private placement. However, as of the date of this filing, we have not closed the private placement and the shares have not been issued.

In May 2005 we initiated an offering in Europe pursuant to Regulation S to raise additional funds. We intend to offer an aggregate of 10,000,000 shares of common stock in this offering and expect to raise $5,000,000 to be used to develop our drug and research development business. Regulation S provides for the offer and sale of restricted securities outside of the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

In May 2005 we transferred 2,000,000 common shares to Laguana Partners Ltd., as trustee, for the sole purpose of selling those shares. Trading of the Regulation S shares on the Berlin Stock Exchange commenced on August 8, 2005. We agreed to pay the trustee a fee equal to 5% of the selling value of the Regulation S shares, and the agent will receive a financing fee equal to 35% of the selling value of the Regulation S shares. Any shares of common stock not sold by the trustee will be returned to Holmes Herbs at our request.

On August 1, 2005, we entered into an agreement with Natan Rotenberg - Brokerage, located in Dusseldorf, Germany. Natan Rotenberg agreed to identify and introduce sales groups, sales agents and prospective investors in Europe to our Regulation S offering. Natan Rotenberg will receive a finders fee of 35% of the capital raised and received 100,000 shares of Regulation S stock for his services. The initial term of the agreement is twelve months, with the option to extend the agreement. Either party may terminate the agreement with a 15-day written notice.

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

Our Chief Financial Officer also determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes Herbs without registration that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000. In May 2005 we transferred 2,000,000 shares to Laguana Partners Ltd., as trustee. As of September 30, 2005, the trustee sold 338,320 shares in the European market for $1,068,187, less selling fees and expenses of $583,971. We also issued 100,000 of the Regulation S shares, valued at $222,000, to Natan Rotenberg - Brokerage to facilitate the sale of the shares in Europe. We relied on an exemption from registration provided by Section 903 of Regulation S. All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

1.1 Trust Declaration between Holmes Herbs and Laguana Partners Ltd., dated May 1, 2005
1.2 Agreement between Holmes Herbs and Natan Rotenberg - Brokerage, dated August 1, 2005
3.1 Articles of Incorporation of Holmes Herbs (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 24, 2000)
3.2 Bylaws of Holmes Herbs (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 24, 2000)
10.1 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Consulting Agreement between Holmes Herbs and Karsten Behrens, dated June 15, 2005. (Incorporated by reference to exhibit 10.2 for Form 10-QSB, filed August 17, 2005)
21.1 Subsidiaries of Holmes Herbs (Incorporated by reference to exhibit 22 for Form 10-QSB, filed August 17, 2005)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOLMES HERBS, INC.



Date: November 30, 2005              By: /s/ John F. Metcalfe
                                          --------------------------------
                                             John F. Metcalfe
                                             President, Chief Financial
                                             Officer and Director