Form 10KSB/A
period 2004-12-31
HOLMES HERBS INC
filed 2006-03-23
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       Commission File No. 000-31129

                        HOLMES HERBS, INC.
__---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Nevada                                88-0412635
--------------------------------     -------------------------------
(State or other jurisdiction)        (IRS Employer Identification No.)
of incorporation or organization)


8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona        85258
----------------------------------------------------------        -----
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number: (206) 245-4779

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

On March 15, 2005, the aggregate market value of the voting stock of Holmes Herbs Inc. held by non-affiliates based on the price of $3.00 (the selling or average bid and asked price) as of March 15, 2005: 130,480 x 3.00 = $391,440

Issuer's revenue during the year ended Dec. 31, 2004:  Nil

The number of shares outstanding of the Issuer's common stock as of March 31, 2005: Approximately 537,480.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         EXPLANATORY NOTE

In December 2005 the Securities and Exchange Commission ("SEC") conducted a limited review of our annual report on Form 10-KSB for the year ended December 31, 2004. The SEC requested that we revise the financial statements for the years ended December 31, 2004 and 2003 and revise the disclosures is this report to comply with its comments. The events in this amended report are as of the initial filing date of April 15, 2005, and do not include subsequent events.



                        TABLE OF CONTENTS

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........3
Item 6.   Management's Discussion and Analysis or Plan of Operation.........4
Item 7.   Financial Statements..............................................6
Item 8A.  Controls and Procedures..........................................17

                             PART III

Item 10.  Executive Compensation...........................................17
Item 13.  Exhibits.........................................................18
Signatures.................................................................18


    NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this report contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

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

                             Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Price

Our no par value common stock commenced trading on the NASD OTC Bulletin Board in May 2004. Our common stock was not listed on any market prior to that time. The Company effected a 25-to-1 reverse stock split on October 19, 2004.

The following table sets forth the range of high and low bid prices of our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board Trading Activity Reports.

                                 High                Low
                                -------            -------
Quarter Ended
--------------
March 31, 2004                  $ 0.00             $ 0.00
June 30, 2004                     0.29               0.00
September 31, 2004                0.35               0.15
December 31, 2004                 0.15               0.00


Shareholders

As of March 15, 2005, we had approximately 55 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 5, 2004, we issued 50,000 (2,000 post-split) shares to John Metcalfe pursuant to his management agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On March 5, 2004, we issued 25,000 (1,000 post-split) shares to Ms. Creed in consideration for consulting services related to her service on our advisory board for herbal products and homeopathic advice and consultation for marketing herbal products. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In each of these private transaction we believe each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with us or each purchaser was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and each was able to bear the economic risk of the purchase. Also, we believe each purchaser:
..      was aware that the securities had not been registered under federal securities laws;
..      acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
..      understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,
..      was aware that the certificate representing the securities would bear a legend restricting its transfer.

We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Executive Overview

The Company is engaged in distribution of herbal and natural medicine products, beginning with e-commerce transactions and then with plans to expand through an "800" telephone ordering system and retail outlets in the USA.
In January, 2002, the Company entered into a non-exclusive agreement to distribute its initial product SOLAR THERM and new management was appointed to facilitate the distribution of the SOLAR THERM product line. Also, the Company formed an advisory board to provide management with information related to herbal products and homeopathic advice. Ms. Tisha Creed was appointed to the advisory board as she is both a certified Homeopath and Nutritionalist and has experience in marketing herbal products.

In February, 2003, the Company entered into an agreement to re-build and maintain a commercial website at www.holmesherbs.com. This website includes a shopping engine allowing customers to purchase the Company's products and a message board that allows customers to post questions to the Company's resident Homeopath. During 2004 the Company continued to market its licensed SOLAR THERM products for sale using the online store at www.holmesherbs.com. No sales resulted from these efforts.

In March, 2003, the Company commenced an initial marketing program aimed at attracting an audience for its free Homeopathic information and customers for its products. Additional funding through debt or private placement will be necessary to enable the Company to increase its marketing efforts to include radio advertising and an "800" telephone order system.

In December, 2004, we commenced discussions with management of Qualia Clinical Services, Inc., a clinical research company, regarding commencing operations
of a clinical research facility.   The Company cannot guarantee that these
discussions will lead to a firm agreement.

Liquidity

The Company does not have significant cash or other material assets, nor operations that provide revenues. These factors raise substantial doubt that the Company can continue as a going concern. Also, the Company's investigation of the clinical research business has resulted in increased costs. Accounts payable increased $17,000 as a result of legal fees and administrative expenses related to conducting due diligence on Qualia Clinical Services. In addition, general and administrative expenses have increased due to meetings and other activities related to the evaluation of the clinical research business. Until the Company has sufficient operations, the stockholders, officers and directors have committed to advance operating costs to the Company.

The Company has historically relied on debt to provide funds for operations. In February 2002 we borrowed $10,000 at 10% interest per annum and payable on demand from Rockridge Capital Corp. ("Rockridge Capital"). Through September 2003 the Company borrowed an additional $2,025 from Rockridge Capital. On March 5, 2004 the Company agreed to convert $10,000 of this debt to 10,000,000 (400,000 post-split) shares to satisfy a portion of this debt. The issuance of these shares resulted in Rockridge Capital being a more than 10% shareholder of the Company.

On September 29, 2003, the Company entered into a convertible debenture agreement with Rockridge Capital that provided the Company with $100,000 in working capital financing. The loan bears interest at 10% per annum and is convertible into common stock in the Company at a value of $0.50 per share.
If all or any portion of the principal and interest remains unpaid at September 29, 2005, then Rockridge Capital Corp. has the option to convert the debt. As of December 31, 2004 the Company had borrowed $6,250 under this convertible debenture agreement.

On August 12, 2004 the Company entered into a separate convertible debenture agreement with Peter Matthews, the administrator and corporate counsel of the Company, to borrow $5,000 for operating expenses. This agreement bears interest at 10% per annum and is due August 12, 2006. Under this agreement the Company may prepay principle and interest at any time without penalty. If all or any portion of the principal and interest remains unpaid at August 12, 2006, then Mr. Matthews may convert the debt into common shares at $0.01 per share. The conversion rate of this agreement is below the market value of our common stock and resulted in a beneficial conversion feature that must be amortized as interest from the date of issuance through the earliest conversion date. Interest expense related to the beneficial conversion feature was $729 for the 2004 year.

The Company has issued shares of its common stock from time to time for cash or to satisfy certain obligations and it expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. In 2003 the Company sold common stock for $61,350 and then in 2004 the Company sold common stock for $12,500.

Plan of Operation

Management believes the Company should concentrate on financing its own business development for the immediate short term, in order to keep the rewards of the Company's efforts with the shareholders. Any funds raised will be used for working capital. If the Company can raise sufficient capital in a timely manner, its subsequent focus will be to expand into radio advertising and an "800" telephone ordering system as a distributor of herbal and natural medicine products in the United States.

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

Item 7.  Financial Statements










                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                        FINANCIAL REPORTS

                        DECEMBER 31, 2004

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                             CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    8
------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance Sheets                                                         9

    Statements of Operations                                              10

    Statements of Stockholders' Deficit                                   11

    Statements of Cash Flows                                              12

    Notes to Financial Statements                                      13-16
------------------------------------------------------------------------------

     Report of Independent Registered Public Accounting Firm
     -------------------------------------------------------


To the Board of Directors
Holmes Herbs, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC


April 11, 2005, Except for Notes 3 and 4, which is February 26, 2006
Las Vegas, Nevada

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                          BALANCE SHEETS



                                                  December 31,  December 31,
                                                         2004          2003
                                                -------------- --------------
                              ASSETS

CURRENT ASSETS
  Cash                                          $       1,699  $         280
                                                -------------- --------------

     Total current assets                               1,699            280
                                                -------------- --------------

      Total assets                              $       1,699  $         280
                                                ============== ==============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                              $      23,820  $       6,420
  Notes payable, related party                          2,025         12,025
  Convertible debentures, related party,
   net of discount of $4,271                            6,979          1,750
  Interest payable, related party                       3,446          2,317
                                                -------------- --------------

    Total current liabilities                          36,270         22,512
                                                -------------- --------------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value; authorized
   50,000,000 shares; issued and outstanding:
   134,480 shares at December 31, 2003                      -            134
   537,480 shares at December 31, 2004                    537              -
  Additional paid-in capital                           95,313         73,216
  Accumulated deficit during development stage       (130,421)       (95,582)
                                                -------------- --------------

    Total stockholders' deficit                       (34,571)       (22,232)
                                                -------------- --------------
      Total liabilities and
      stockholders' deficit                     $       1,699  $         280
                                                ============== ==============






See accompanying notes to these financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                     STATEMENTS OF OPERATIONS


                                                               Dec. 3, 1998
                                         Year Ended            (inception) to
                                  December 31,  December 31,   December 31,
                                       2004         2003       2004
                                 -------------- -------------- --------------
Revenues                         $           -  $           -  $           -

Cost of revenue                              -              -              -
                                 -------------- -------------- --------------

   Gross profit                              -              -              -

General, selling and
 administrative expenses                32,978         13,035        126,246
                                 -------------- -------------- --------------
   Operating loss                      (32,978)       (13,035)      (126,246)

Nonoperating expense
 Interest expense                        1,861          1,316          4,175
                                 -------------- -------------- --------------

    Net loss                     $     (34,839) $     (14,351) $    (130,421)
                                 ============== ============== ==============
    Net loss per share, basic
    and diluted                  $       (0.07) $       (0.09)
                                 ============== ==============
    Average number of shares
    of common stock outstanding        470,313        134,480
                                 ============== ==============








See accompanying notes to these financial statements.





                              HOLMES HERBS, INC.
                       (A Development Stage Enterprise)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          Accumulated
                                                                           (Deficit)
                                                            Additional      During
                                      Common Stock            Paid-In     Development
                                  Shares         Amount       Capital        Stage        Total
                              -------------- ------------- ------------- ------------- -------------
Issuance of Common Stock,
  December 3, 1998                   48,000  $         48  $         52  $          -  $        100
Net loss, December 31, 1998               -             -             -          (400)         (400)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1998           48,000            48            52          (400)         (300)
Issuance of Common Stock,
  March 23, 1999                     48,000            48         9,952             -        10,000
Issuance of Common Stock,
  November 10, 1999                  14,400            14         2,986             -         3,000
Net offering costs                        -             -        (9,250)            -        (9,250)
Net loss, December 31, 1999               -             -             -        (3,809)       (3,809)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1999          110,400           110         3,740        (4,209)         (359)
Issuance of Common Stock,
  August 24, 2000                     9,600            10        19,990             -        20,000
Net loss, December 31, 2000               -             -             -        (6,000)       (6,000)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2000          120,000           120        23,730       (10,209)       13,641
Issuance of Common Stock,
  May 22, 2001                        7,200             7        14,993             -        15,000
  July 31, 2001                       4,800             5         9,995             -        10,000
Stock Split, December 14, 2001
  Forward 12:1
Net loss, December 31, 2001               -             -             -       (17,200)      (17,200)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2001          132,000           132        48,718       (27,409)       21,441
Issuance of Common Stock for
  Services, March 14, 2002              480             -        12,000             -        12,000
Net loss, December 31, 2002               -             -             -       (53,822)      (53,822)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002          132,480           132        60,718       (81,231)      (20,381)
Issuance of common stock              2,000             2        12,498             -        12,500
Net loss, December 31, 2003               -             -             -       (14,351)      (14,351)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003          134,480           134        73,216       (95,582)      (22,232)
Issuance of stock for debt          400,000           400         9,600             -        10,000
Issuance of stock for services        3,000             3         7,497             -         7,500
Beneficial conversion feature
  of convertible debt                     -             -         5,000             -         5,000
Stock Split, Reverse 1:25
Net loss, December 31, 2004               -             -             -       (34,839)      (34,839)
                              -------------- ------------- ------------- ------------- -------------
Balance, December 31, 2004          537,480  $        537  $     95,313  $   (130,421  $    (34,571)
                              ============== ============= ============= ============= =============



See accompanying notes to these financial statements.





                           HOLMES HERBS, INC.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOWS



                                                                              Dec. 3, 1998
                                                         Year Ended          (inception) to
                                                  December 31,  December 31,  December 31,
                                                     2004          2003           2004
                                                 ------------- ------------- -------------
Cash Flows From Operating Activities
  Net loss                                       $    (34,839) $    (14,351) $   (129,692)
  Stock issued for services                             7,500             -        19,500
  Amortization of debt discount                           729             -             -
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Changes in assets and liabilities
      Increase (decrease) in accounts payable          17,400        (1,850)       23,820
      Increase in interest payable                      1,129         1,316         3,446
                                                 ------------- ------------- -------------

      Net cash used in operating activities            (8,081)      (14,885)      (82,926)
                                                ------------- ------------- -------------

Cash Flows From Investing Activities                       -             -             -
                                                ------------- ------------- -------------
Cash Flows From Financing Activities
  Issuance of common stock, net of offering costs          -        12,500        61,350
  Proceeds from notes payable, related party               -           750        12,025
  Issuance of convertible debt, related party          5,000             -         5,000
  Advances on convertible debenture agreement          4,500         1,750         6,250
                                                ------------- ------------- -------------

      Net cash provided by financing activities        9,500        15,000        84,625
                                                ------------- ------------- -------------

      Net increase in cash                             1,419           115         1,699

Cash, beginning of period                                280           165             -
                                                ------------- ------------- -------------

Cash, end of period                             $      1,699  $        280  $      1,699
                                                ============= ============= =============
Supplemental Information
Stock issued for note payable, related party    $    (10,000) $          -  $    (10,000)
                                                ============= ============= =============
Beneficial conversion feature
 on convertible debt                            $     (5,000) $          -  $     (5,000)
                                                ============= ============= =============
Interest paid                                   $          -  $          -  $          -
                                                ============= ============= =============
Income taxes paid                               $          -  $          -  $          -
                                                ============= ============= =============


See accompanying notes to these financial statements.



                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business
------------------
Holmes Herbs, Inc. ("Company") was organized December 3, 1998 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

The Company business plan is for the distribution of herbal and natural medicine products through e-commerce and telephone ordering. As of December 31, 2004, sales and distribution had not commenced.

A summary of the Company's significant accounting policies is as follows:

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
-----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

Income taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Going Concern
--------------
The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and raises substantial doubts of the Company's ability to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

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

Note 2.  Stockholders' Equity

Common stock
------------
The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.

On December 14, 2001, the Company's shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split of its common stock at twelve shares for one share of the existing shares.

On October 19, 2004, the Company's Board of Directors authorized a reverse split of the common stock of the Company on a 1 for 25 basis. Prior period information has been restated to reflect both the stock splits.

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS


Note 3.  Notes payable, related party

On February 1, 2002, the Company borrowed $10,000 on an unsecured note payable from a related party, payable on demand, plus interest at 10% per annum.
Other notes from the same related party were received through September 3, 2003, totaling $12,025. On March 5, 2004, the Company agreed to convert $10,000 of the note payable to the Company's common stock at par value ($0.001 per share). The adjusted conversion rate was due to the negative equity position of the Company. Upon the issuance of 400,000 (10,000,000 pre-reverse split) shares, the debenture holder became the majority shareholder in the Company. After the conversion of the initial note payable to debt, the Company has notes due to the related party of $2,025.

Note 4.  Convertible Debentures Payable, related party

On September 29, 2003, the company entered into a Convertible Debenture Agreement with the related party noteholder. The agreement allows the company to borrow up to $100,000 for operating expenses. Interest is computed at 10% per annum and is due on September 29, 2005. At September 29, 2005, the holder has a right to convert any or all principal and interest outstanding for shares of common stock of the Company at a rate of $0.50 per share. In accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that no beneficial conversion feature existed at the date of issuing the convertible debt. As of December 31, 2004, the Company borrowed $6,250 under the Convertible Debenture Agreement.

On August 12, 2004, the company entered into a Convertible Debenture Agreement with an officer of the Company. The Company agreed to borrow $5,000 for operating expenses. Interest is computed at 10% per annum and is due on August 12, 2006. The Company may prepay principle and interest at any time without penalty. If all or any portion of the Principal or interest is unpaid at August 12, 2006, the holder has a right to convert any or all principal and interest outstanding for shares of common stock of the Company at a rate of $0.01 per share. In accordance with EIFT 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that the intrinsic value of the beneficial conversion feature for the note exceeded the proceeds of the note and is limited to the amount of the note. The beneficial conversion feature is amortized as interest from the date of issuance through the earliest conversion date, August 12, 2006.

Balances for notes payable and related accrued interest payable for the debentures are as follows:

                                    December 31, 2004   December 31, 2003
                                    -----------------   -----------------

     Notes payable                      $ 2,025           $ 12,025
     Convertible debt                    11,250              1,750
     Unamortized debt discount           (4,271)                 -
     Interest payable                     3,446              2,317

Interest expense related to the beneficial conversion feature for the Convertible Debenture Agreement was $729 and $0 for the years ended December 31, 2004 and 2003, respectively. Total interest expense was $1,861 and $1,316 for the years ended December 31, 2004 and 2003, respectively.

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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 are as follows:

                                                     2004       2003
                                                  ---------   ---------
      Net operating loss carryforward             $ 45,392    $ 33,454
      Valuation allowance                          (45,392)    (33,454)
                                                  ---------   ---------
      Net deferred tax asset                      $      -    $      -
                                                  =========   =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                      Since
                                                  2004      2003    Inception
                                             ----------- ---------- ----------
      Tax at statutory rate (35%)            $   11,939  $   5,023  $  45,392
      Increase in valuation allowance           (11,939)    (5,023)   (45,392)
                                             ----------- ---------- ----------
      Net deferred tax asset                 $        -  $       -  $       -
                                             =========== ========== ==========

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.  Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Financial Officer, who also is our principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year 2004. He concluded that our disclosure controls and procedures were not effective as of December 31, 2004. His evaluation identified a weakness in our disclosure controls and procedures with respect to applying existing accounting pronouncements regarding beneficial conversion features and associated accounting entries. Management is taking steps to implement appropriate corrective action including, but not limited to, changes to the way we process and evaluate instruments with a beneficial conversion feature.

Other than the actions described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             Part III

Item 10. Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

As of March 31, 2005 no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The following table shows the compensation paid to our named executive officer in all capacities during the past three fiscal years.


                   SUMMARY COMPENSATION TABLE

                                          Annual Compensation

                                                              Other Annual
      Name and Principal Position      Year        Salary     Compensation
      ----------------------------     ----       -------     -------------
      John F. Metcalfe                 2004       $ 0          $ 5,000 (1)
      President, Chief Financial       2003         0                0
      Officer, Director                2002         0                0

      (1) Value of 50,000 (2,000 post-split) common shares issued in March 2004.


Employment Agreements

Mr. Metcalfe entered into a management agreement for a term of two years commencing January 1, 2002. The agreement provided that Mr. Metcalfe would receive 50,000 (2,000 post-split) common shares as compensation for this agreement. The agreement may be terminated at any time and for any reason provided that a three month written notice of termination is provided. The Company issued 50,000 common shares, valued at $12,500, to Mr. Metcalfe in March 2004.

Item 13.  Exhibits

No.      Description
----     -----------
3.1 Articles of Incorporation of Holmes Herbs (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 24, 2000)
3.2 Bylaws of Holmes Herbs (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 24, 2000)
10.1 Distribution Agreement (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.3 Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003, as amended
10.4 Convertible Debenture Agreement between Holmes Herbs and Peter Matthews, dated August 12, 2004
31.1     Principal Executive Officer Certification
31.2     Chief Financial Officer Certification
32.1     Section 1350 Certification


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    HOLMES HERBS, INC.



                                     /S/ John F. Metcalfe
Date: March 21, 2006            By: ____________________________________
                                    John F. Metcalfe
                                    President, CFO and Director