Form 10KSB
period 2005-12-31
HOLMES HERBS INC
filed 2006-06-08
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission File No. 000-31129

                        HOLMES HERBS, INC.
  --------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Nevada                                   88-0412635
---------------------------------         --------------------------------
  (State or other jurisdiction)           (IRS Employer Identification No.)
of incorporation or organization)

8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona          85258
----------------------------------------------------------       ------------
      (Address of principal executive offices)                    (Zip code)

Issuer's telephone number: 480-678-4473
                           -------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Quarterly report for period ended March 31, 2006

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

State issuer's revenue for its most recent fiscal year: None

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,957,720, as computed by reference to the trading price of the common equity on March 31, 2006.

The number of shares outstanding of the issuer's common equity on March 31, 2006, was 13,427,544.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Management's Discussion and Analysis or Plan of Operation..........6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................20
Item 8A. Controls and Procedures...........................................20
Item 8B. Other Information.................................................20

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................20
Item 10. Executive Compensation............................................21
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................21
Item 12. Certain Relationships and Related Transactions....................23
Item 13. Exhibits..........................................................23
Item 14. Principal Accountant Fees and Services............................24
Signatures.................................................................25

In this report references to "Holmes Herbs," "we," "us," and "our" refer to Holmes Herbs, Inc. and its subsidiaries.

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

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Holmes Herbs, Inc. was incorporated under the laws of the State of Nevada on December 3,1998 to engage in the distribution of herbal and natural medicine
products.   On June 6, 2005, we incorporated a wholly-owned subsidiary, Qualia
Clinical Service Inc., a Nevada corporation ("Qualia"), for the purpose of developing a clinical drug research and development business. In December 2005 Dr. Sohail Khattack was appointed President and CEO of this subsidiary and we issued 7,500,000 Qualia common shares to him for his participation in the business development of Qualia. Holmes Herbs issued 20,000,000 shares to itself, resulting in Qualia remaining a majority owned subsidiary of Holmes Herbs.

We intend to take the following corporate actions within the next 60 days:
..    complete a name change of the corporation to Holmes Biopharma, Inc.;
..    complete a 1-to-3 forward split of our common stock; and
..    increase our authorized common stock from 50,000,000 shares to
     100,000,000 shares.

A majority of our shareholders approved these corporate actions on January 20, 2006 (See Item 4, below) and these corporate actions will become effective 20 days after we mail a Definitive 14C Information Statement to our shareholders. Management expects the Definitive 14C Information Statement to be filed within 30 days of filing date of this report. The appropriate documents will be filed with the State of Nevada to amend our articles of incorporation to effect the name change and increase the authorized common stock, and the appropriate documents will be filed with the National Association of Securities Dealers ("NASD") to effect the forward split and the change of our trading symbol for our common stock on the OTC Bulletin Board.

Our Business

Since our inception, our strategy was to engage in the distribution of herbal and natural medicine products. In January 2002 we entered into a non-exclusive agreement to distribute our initial product SOLAR THERM(TM) and new management was appointed to facilitate the distribution of the SOLAR THERM(TM) product line. During 2004 we continued to market our SOLAR THERM products for sale using the online store at www.holmesherbs.com. No sales resulted from these efforts. Management is evaluating whether to pursue other herbal and natural products.

In December 2004 we commenced discussions with management of Qualia Clinical Research Services, Inc., a clinical research company, regarding commencing operations of a clinical research facility. We initially intended to acquire certain assets of Qualia Clinical Research Services, Inc. and develop a clinical drug research and development business under the name "Holmes Biopharma". However, management determined that an acquisition was not in our best interest and management decided to launch our own clinical research company through Qualia, our majority owned subsidiary. Accordingly, we have changed the name of our web site to www.Holmesbiopharma.com and intend to change the name of the company to Holmes Biopharma.

      Qualia Clinical Services, Inc.

Qualia's mission is to become a leading clinical research organization by providing integrated and cost effective clinical development services that help the pharmaceutical industry introduce new drug products. In recent years pharmaceutical companies have increasingly relied on outside organizations for research and manufacturing needs as a means to lower their costs related to personnel and infrastructure. Management believes that this trend will continue and increase in coming years. Qualia intends to become a strategic partner of pharmaceutical clients rather than just a service vendor.

Qualia will offer services to support global research and development of biotechnology, pharmaceutical and medical device companies. Qualia intends to use a two-pronged strategy for entry into drug development and manufacturing business. The first prong will be to provide drug development based on innovative drug delivery systems and the second prong will be to develop protein based generics and generic drugs based on abbreviated new drug applications

We will rely on the expertise of Sohail Khattack, M.D., to develop our clinical drug research business. Dr. Khattack has worked on research, design and supervision of Phase I, II, III and IV trials, organized first-in man studies, set up bioequivalence, bioavailability and ADME studies. He has overseen the writing and implementation of clinical Standard Operating Procedures working with the Food and Drug Administration. He also has served on the advisory board of pharmaceutical companies such as Abbot, Novartis, Jansen Ortho and Shire Pharmaceuticals.

We continue to engage personnel to launch Qualia's operations. In March 2006 we announced that we had appointed Mark McDonald as Executive Director of the clinical research facility. He has worked for clinical research companies, including Covance and MDS Pharma Services. We also created an advisory board and appointed Mohammed A. Quader, M.D. as Chief Scientific Advisor. Dr. Quader is a board certified cardio thoracic surgeon. During his medical career he has conducted several clinical studies at Nassau County Medical Center located in East Meadows, New York. We also appointed Andrew Nehis as Clinical Study Manager. Mr. Nehis holds a Masters degree in Pharmacuetical Sciences, Drug Delivery. He worked as a product manager for Streck Laboratories, Inc. where he was responsible for project management and marketing of chemistry and quality control devices.

In April 2006 we appointed Jim Cunningham as Recruiting Director for our clinical research operations. He has experience as a Manager of Study Participant Recruiting with MDS Pharma Services. He will be responsible for recruiting study participants for our clinical trials.

In February 2006 Qualia executed a lease for a clinical research facility in South Old Mill area of Omaha, Nebraska. The 23,000 square foot building is currently under construction and will have the capacity of 140 beds. Management expects this facility to open within the next 60 days. We anticipate that we will install furnishings, medical equipment and complete regulatory inspections in the next 90 days.

In February 2006 Qualia was awarded a clinical research contract with Eli Lilly related to Phase IV trials for Strattera, the first non-stimulant drug used to treat attention deficit disorder. In March 2006 Qualia was awarded a clinical research contract from Merck & Co. Inc. to research the human papiloma virus for a potential vaccine.

Management believes that the aging population will continue to drive the demand for drugs and that the rising medical costs will create a need for innovation in new drugs and the introduction of more generic drugs.

      Herbal and Natural Products

Since our inception, our strategy has been to engage in the distribution of herbal and natural medicine products, beginning with e-commerce transactions and then we planned to expand through an "800" telephone ordering system and retail outlets in the United States. We entered into an agreement, dated January 1, 2002, to distribute our initial product SOLAR THERM(TM). The agreement granted us the non-exclusive right for a term of five years to distribute this product in the United States, either through our online store or through traditional retail outlets.

SOLAR THERM(TM) products are elasticized thermal wraps designed for use on parts of the body that may suffer from aches, sprains or other soft tissue injuries in the joints. SOLAR THERM(TM) products are specially designed thermal wraps that help accelerate the body's own natural healing process and may actually minimize scarring. When these wraps are worn during exercise, they help increase sweating, removal of lactic acid, and the breakdown of fats and toxins.

We completed a test marketing program of our SOLAR THERM products in 2004, utilizing our online store in an effort to determine market demand for the product. Unfortunately, the test marketing results proved unsatisfactory for our business plan.

If management decides to pursue other herbal and natural products then we plan to initially engage in e-commerce marketing and sales. Then would expand into radio infomercials, an "800" telephone order system, and eventually retail store distribution of herbal and alternative medicine products.

Employees

Holmes Herbs does not have any employees at this time.

                 ITEM 2. DESCRIPTION OF PROPERTY

Holmes Herbs' principal executive and administrative offices are located in Scottsdale, Arizona. We pay $1,000 on a month-to-month basis for office space, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services.

Qualia entered into a five year lease agreement for a 22,180 square foot facility in Omaha, Nebraska and beginning in September 2006 Qualia will pay approximately $12,938 per month for that facility. The lease includes an annual escalator and no rent for the six month period from March through August 2007. Qualia also leases a 1900 square foot facility in Toronto, Ontario, Canada for $3,600 (Canadian).

                    ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 20, 2006, shareholders representing 10,000,000 shares of our common stock, or 83.3% of our 11,887,480 voting shares then outstanding, approved the following corporate actions by written consent:
..     the name of the corporation to be changed to Holmes Biopharma, Inc.;
..     a 1-to-3 forward split of our common stock;
..     increase our authorized common stock from 50,000,000 common shares to
      100,000,000 common shares.

We will file the amendment to our articles of incorporation and the necessary documentation with the NASD twenty days after we mail a Definitive 14C Information Statement to our shareholders. Management anticipates that these corporate actions will be completed within the next 60 days.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on the NASD OTC Bulletin Board in May 2004. We effected a 25-to-1 reverse stock split on October 19, 2004. The following table sets forth the range of high and low bid prices of our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                            High           Low
                          -------       --------
Quarter Ended
March 31, 2004            $ 0.00         $ 0.00
June 30, 2004               0.29           0.00
September 31, 2004          0.35           0.15
December 31, 2004           0.15           0.00

March 31, 2005            $ 0.00         $ 0.00
June 30, 2005               0.29           0.00
September 31, 2005          3.90           0.00
December 31, 2005           5.00           2.75

Our shares may be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     Registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     Issued by a registered investment company; or
..     Excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of March 31, 2006, we had 61 shareholders of record, which does not include shares held in "street accounts" of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. We intend to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely. However, our board of directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow the payment of dividends.

Recent Sales of Unregistered Securities

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000. In May 2005 we transferred 2,000,000 shares to Laguana Partners Ltd., as trustee, and in August 2005 we issued 100,000 of the Regulation S shares, valued at $222,000, to Natan Rotenberg - Brokerage to facilitate the sale of the shares in Europe. As of March 31, 2006, we have sold 1,040,564 shares in the European market for gross proceeds $4,521,827, less selling fees and expenses of $2,845,831. We relied on an exemption from registration provided by Section 903 of Regulation S. All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We have recorded losses since our inception and did not record revenue for the year ended December 31, 2005. We had $606,030 cash at December 31, 2005; however, we recorded general, selling and administrative expense of $3,565,508 for 2005. Of this expense $3,466,780 was primarily the result of consulting expenses related to our Regulation S offering.

We have agreed to provide $1,500,000 in funding for the development of the Qualia clinical research facility. We have relied on net proceeds of approximately $1,676,000 from our Regulation S offering in Europe to satisfy our cash requirements and stockholders, directors and officers have committed to advancing operating costs to meet cash shortfalls. We are seeking additional financing in the form of equity and debt in order to provide additional working capital to complete the plans necessary to launch our clinical drug research. However, we cannot assure you that we will be successful in raising the funds needed.

If consolidated cash flows can be improved through the operation of Qualia's clinical research business, management believes that our liquidity problems will be resolved and we will move forward with our business plan. However, no assurance can be given that management's actions will result in profitable operations.

As a public reporting company, we have the right within the parameters of current federal and state security laws and the rules and regulations of the SEC and the NASD to make additional public offerings in strict compliance with all applicable laws and regulations. This is seen as a long-term plan to be undertaken if our growth warrants the need for additional capital, and if this need outweighs the dilution that would result from raising this additional capital.

                  ITEM 7.  FINANCIAL STATEMENTS



                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                  CONSOLIDATED FINANCIAL REPORTS

                        December 31, 2005


                             CONTENTS


------------------------------------------------------------------------------

Report of Independent Accounting Firm........................................8

Consolidated Balance Sheets..................................................9

Consolidated Statements of Operations.......................................10

Consolidated Statements of Stockholders' Equity (Deficit)...................11

Consolidated Statements of Cash Flows.......................................12

Notes to Financial Statements............................................13-19

------------------------------------------------------------------------------

 <Report of Independent Accounting Firm to be filed by amendment>

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEET


                                                   December 31,  December 31,
                                                       2005         2004
                                                  ------------- -------------
                              ASSETS
CURRENT ASSETS
  Cash                                            $    606,030  $      1,699
  Receivables                                           57,585             -
  Prepaid expenses                                       8,546             -
                                                  ------------- -------------

     Total current assets                              672,161         1,699
                                                  ------------- -------------

OTHER ASSETS
  Intangible assets                                     15,000             -
                                                  ------------- -------------

     Total other assets                                 15,000             -
                                                  ------------- -------------

       Total assets                               $    687,161  $      1,699
                                                  ============= =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                $     64,022  $     23,820
  Note payable, related party                            2,025         2,025
  Convertible debentures, related party,
   net of discount of $1,771 and $4,271                  9,479         6,979
  Interest payable, related party                        4,774         3,446
                                                  ------------- -------------

     Total current liabilities                          80,300        36,270
                                                  ------------- -------------

MINORITY INTEREST IN SUBSIDIARY                          6,764             -
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value;
   authorized 50,000,000 shares;
   issued and outstanding:
   537,480 shares at December 31, 2004                       -           537
   12,837,540 shares at December 31, 2005               12,838             -
  Additional paid-in capital                         4,319,065        95,313
  Accumulated other comprehensive income                   502             -
  Accumulated deficit during development stage      (3,732,308)     (130,421)
                                                  ------------- -------------

     Total stockholders' equity (deficit)              600,097       (34,571)
                                                  ------------- -------------
        Total liabilities and
        stockholders' equity (deficit)            $    687,161  $      1,699
                                                  ============= =============



See accompanying notes to these financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENT OF OPERATIONS




                                                                 Dec. 3, 1998
                                           Years ended          (inception) to
                                     December 31,  December 31,   December 31,
                                         2005           2004         2005
                                    ------------- ------------- --------------
Revenues                            $          -  $          -  $           -

Cost of revenue                                -             -              -
                                    ------------- ------------- --------------
  Gross profit                                 -             -              -

General, selling and
administrative expenses                3,565,508        32,978      3,691,754
                                    ------------- ------------- --------------
  Operating loss                      (3,565,508)      (32,978)    (3,691,754)

Nonoperating expense
  Interest expense                         3,828         1,861          8,003
  Exchange rate loss                      21,517             -         21,517
                                    ------------- ------------- --------------
  Net loss before minority interest   (3,590,853)      (34,839)    (3,721,274)

Loss of subsidiary                        11,034             -         11,034
                                    ------------- ------------- --------------

  Net loss                          $ (3,601,887) $    (34,839) $  (3,732,308)
                                    ============= ============= ==============
  Net loss per share,
  basic and diluted                 $      (0.46) $      (0.07)
                                    ============= =============
  Average number of shares
  of common stock outstanding          7,858,564       470,313
                                    ============= =============



See accompanying notes to these financial statements.


                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Accumulated
                                                                           Accumulated     (Deficit)
                                                              Additional      Other         During
                                          Common Stock         Paid-In    Comprehensive   Development
                                      Shares       Amount      Capital        Income        Stage         Total
                                  ------------- ----------- ------------- ------------- ------------- --------------
Issuance of Common Stock,
  December 3, 1998                      48,000  $       48  $         52  $          -  $          -  $         100
Net loss, December 31, 1998                  -           -             -             -          (400)          (400)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1998              48,000          48            52             -          (400)          (300)
Issuance of Common Stock,
  March 23, 1999                        48,000          48         9,952             -             -         10,000
Issuance of Common Stock,
  November 10, 1999                     14,400          14         2,986             -             -          3,000
Net offering costs                           -           -        (9,250)            -             -         (9,250)
Net loss, December 31, 1999                  -           -             -             -        (3,809)        (3,809)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1999             110,400         110         3,740             -        (4,209)          (359)
Issuance of Common Stock,
  August 24, 2000                        9,600          10        19,990             -             -         20,000
Net loss, December 31, 2000                  -           -             -             -        (6,000)        (6,000)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2000             120,000         120        23,730             -       (10,209)        13,641
Issuance of Common Stock,
  May 22, 2001                           7,200           7        14,993             -             -         15,000
  July 31, 2001                          4,800           5         9,995             -             -         10,000
Stock Split, December 14, 2001
  Forward 12:1
Net loss, December 31, 2001                  -           -             -             -       (17,200)       (17,200)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2001             132,000         132        48,718             -       (27,409)        21,441
Issuance of Common Stock for
  Services, March 14, 2002                 480           -        12,000             -             -         12,000
Net loss, December 31, 2002                  -           -             -             -       (53,822)       (53,822)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2002             132,480         132        60,718             -       (81,231)       (20,381)
Issuance of common stock                 2,000           2        12,498             -             -         12,500
Net loss, December 31, 2003                  -           -             -             -       (14,351)       (14,351)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2003             134,480         134        73,216             -       (95,582)       (22,232)
Issuance of stock for debt             400,000         400         9,600             -             -         10,000
Issuance of stock for services           3,000           3         7,497             -             -          7,500
Beneficial conversion feature
  of convertible debt                        -           -         5,000             -             -          5,000
Stock Split, Reverse 1:25
Net loss, December 31, 2004                  -           -             -             -       (34,839)       (34,839)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2004             537,480         537        95,313             -      (130,421)       (34,571)
Issuance of common stock            10,664,500      10,665        32,137             -             -         42,802
Issuance of stock for services       1,070,000       1,070     3,178,910             -             -      3,179,980
Reg S stock issued for services        115,000         115       286,685             -             -        286,800
Issuance of Reg S stock                450,560         451     1,614,712             -             -      1,615,163
Selling expenses of Reg S stock              -           -      (888,692)            -             -       (888,692)
Foreign currency translation
  adjustments                                -           -             -           502             -            502
Net loss, December 31, 2005                  -           -             -             -    (3,601,887)    (3,601,887)
                                  ------------- ----------- ------------- ------------- ------------- --------------

Balance, December 31, 2005          12,837,540  $   12,838  $  4,319,065  $        502  $ (3,732,308) $     600,097
                                  ============= =========== ============= ============= ============= ==============


See accompanying notes to these financial statements.




                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Dec. 3, 1998
                                                    Years ended         (inception) to
                                                    December, 31         December, 31
                                                2005           2004          2005
                                           -------------- ------------- --------------
Cash Flows From  Operating Activities
  Net loss                                 $  (3,601,887) $    (34,839) $  (3,732,308)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Minority interest                             (8,236)            -         (8,236)
    Stock issued for services                  3,466,780         7,500      3,486,280
    Amortization of debt discount                  2,500           729          3,229
  Changes in assets and liabilities
    Increase in receivables                      (57,195)            -        (57,195)
    Increase in prepaid                           (8,546)            -         (8,546)
    Increase in accounts payable                  40,202        17,400         64,022
    Increase in interest payable                   1,328         1,129          4,774
                                           -------------- ------------- --------------

    Net cash used in operating activities       (165,054)       (8,081)      (247,980)
                                           -------------- ------------- --------------

Cash Flows From Investing Activities                   -             -              -
                                           -------------- ------------- --------------
Cash Flows From  Financing Activities
  Issuance of common stock,
    net of offering costs                        769,273             -        830,623
  Proceeds from notes payable, related party           -             -         12,025
  Issuance of convertible debt, related party          -         5,000          5,000
  Advances on convertible debenture agreement          -         4,500          6,250
                                           -------------- ------------- --------------

  Net cash provided by financing activities      769,273         9,500        853,898
                                           -------------- ------------- --------------

  Net increase in cash                           604,219         1,419        605,918

  Cash, beginning of period                        1,699           280              -
                                           -------------- ------------- --------------

  Cash, end of period                      $     605,918  $      1,699  $     605,918
                                           ============== ============= ==============
Supplemental Information
  Stock issued for note payable,
   related party                           $           -  $    (10,000) $     (10,000)
  Beneficial conversion feature
   on convertible debt                     $           -  $     (5,000) $      (5,000)
  Stock issued for consulting agreements   $   2,509,500  $          -  $   2,529,000
  Stock issued under Equity Incentive Plan $     892,480  $          -  $     892,480
  Stock issued for services                $      64,800  $          -  $      64,800
  Stock of subsidiary issued for
   intangible asset                        $      15,000  $          -  $      15,000
  Interest paid                            $           -  $          -  $           -
  Income taxes paid                        $           -  $          -  $           -


See accompanying notes to these financial statements.




                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Basis of Presentation

Principles of Consolidation:
----------------------------
The consolidated financial statements of Holmes Herbs, Inc. ("Holmes"), include the accounts of the Holmes and its 57% - owned subsidiary, Qualia Clinical Service, Inc. ("Qualia"), collectively the "Company". All significant intercompany accounts and transactions have been eliminated.

Nature of business:
------------------
Holmes was organized December 3, 1998 under the laws of the State of Nevada. Qualia was organized May 20, 2005 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

The Company business plan is for the distribution of herbal and natural medicine products through e-commerce and telephone ordering as well as performing clinical research and drug development. As of December 31, 2005, sales, distribution, research and development had not commenced.

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates
----------------
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those reported.

Foreign currency translation
----------------------------
Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets
--------------------------------
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment change is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2005.


Note 3. Intangible Asset

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia (See Note 4). Under the terms of the agreement, the director and president agreed to sell his business plan for clinical drug research and development to Holmes in exchange for 15,000,000 shares of Qualia valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia issued 7,500,000 shares and the other 7,500,000 shares are to be issued on demand of the director and president. Fair value of the business plan was negotiated in an arms length transaction by the parties to be $15,000. The Company determined that the business plan has an indefinite life, and there was no impairment of value as of December 31, 2005.


Note 4. Business combination

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia (See Note 3). The agreement provides that Holmes be issued 20,000,000 shares of Qualia valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia according issued 20,000,000 to Holmes making it a 57% - Majority Shareholder. The agreement also provides that Holmes will provide additional financing of $1,500,000 by May 31, 2006. As of April 30, 2006 Holmes had advanced $1,030,000 toward that financing.


Note 5. Stockholders' Equity

Common stock
-------------
On December 14, 2001, the Company's shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split its common stock at twelve shares for one share of the existing shares.

On October 19, 2004, the Company's Board of Directors authorized a reverse split of the common stock of the Company on a 1 for 25 basis. Prior period information has been restated to reflect the stock splits.

On April 11, 2005 the Company applied for and received a separate CUSIP number for the issue of up to 10,000,000 Reg. S restricted common shares. Currently, 2,000,000 shares are authorized as Reg. S restricted common shares. Through December 31, 2005, 565,560 Reg. S shares were issued. A consultant to facilitate the sale of shares in Europe was granted 100,000 shares upon execution of the agreement. The contract was valued at $222,000 and expensed to consulting fee. Through the contract, 450,560 shares were sold in the European market for $1,611,968. Selling fees and expenses were $885,497 and offset against the additional paid in capital of the shares sold.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 2005 and December 31, 2004, and since inception, the Company had no dilutive potential common shares.


Note 6. Notes payable, related party

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


Note 7. Convertible Debentures Payable, related party

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Balances for notes payable and related accrued interest payable for the debentures are as follows:

                                   December 31, 2005   December 31, 2004
                                   -----------------   -----------------

     Notes payable                 $       2,025       $      2,025
     Convertible debt                     11,250             11,250
     Unamortized debt discount            (1,771)            (4,271)
     Interest payable                      4,774              3,446

Interest expense related to the beneficial conversion feature for the Convertible Debenture Agreement was $2,500 and $729 for the years ended December 31, 2005 and 2004, respectively. Total interest expense was $3,828 and $1,861 for the years ended December 31, 2005 and 2004, respectively.


Note 8. Stock Based Expenses

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

On December 8, 2005, the Company issued an additional 15,000 shares to the German broker, the market maker for the Company's Reg S stock, as a bonus for his services. The weighted average of the share price of the Company was $4.32 for the 5 trading days prior to the issuance of the shares. Consulting expense of $64,800 was recognized for the shares issued.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9. Income Taxes

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


Note 10. Comprehensive Income

Accumulated other comprehensive income consists of the following:

                                          December 31, 2005  December 31, 2004
                                          -----------------  -----------------

Foreign currency translation adjustment   $          502     $         -
                                          =================  =================

The components of other comprehensive income for the year ended December 31, 2005 and December 31, 2004:

                                                                Dec. 8 1993
                                                                (inception) to
                                   December 31,   December 31,  December 31,
                                       2005         2004        2005
                                   ------------- -------------- --------------
Foreign currency translation
  adjustment                       $        502  $           -  $         502
                                   ============= ============== ==============


Note 11. Subsequent events

Lease commitment
----------------

Qualia entered in to a building lease as tenant on February 9th, 2006. Under the terms of the lease agreement, Qualia will occupy the 22,180 square foot facility in Omaha Nebraska for 60 months beginning March 1, 2006. Qualia will pay a security deposit of $14,023 and monthly payments of $12,938, plus operating expenses, beginning in September 2006. The agreement provides a schedule of increased rents each year and no rent from the six month period March through August of 2007. The agreement expirations on February 28, 2011 and contains two five year options to extend the lease. Additionally, Qualia is to pay for is own tenant improvements which are estimated to cost between $350,000 and $450,000.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

     2006                     $  51,755
     2007                        79,184
     2008                       163,984
     2009                       168,864
     2010 and thereafter        203,058
                              ---------
     Total future minimum
       lease commitment       $ 666,845
                              =========

Through December 31, 2005 Qualia had not incurred any lease costs.

Note 12. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 23, 2004, we filed a report on Form 8-K disclosing that we had engaged Kyle Tingle, CPA, as our independent accountant, effective April 1, 2004.

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were not effective. His evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports. Management is taking steps to implement appropriate corrective action including, but not limited to, accelerating the time tables related to the gathering and processing of financial and non-financial information required for our reports and engaging a new independent accountant.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    ITEM 8B. OTHER INFORMATION

None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director and his age, term of office and biographical information are set forth below. Our bylaws require at least one director but no more than nine directors to serve until each is replaced by an elected or qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name                     Age   Position Held                    Director Since
-----------------       ------ ------------------------------  ---------------
John F. Metcalfe         56    President, Secretary/Treasurer   January 2002
                               Chief Financial Officer and
                               Director


Mr. Metcalfe has been our President and Director since January 2002. He has a background in business development and marketing. He was employed for five years by Moore Corporation, a designer and supplier of business forms and related office solutions and he held the positions of Director of Marketing and Consulting Services. He also has business experience as a officer and director of an anti-virus software company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2005, we believe John F. Metcalfe filed late three Forms 4 related to three transactions, and Rockridge Capital Corp. filed late one Form 3, and two Forms 4 related to two transactions.

Code of Ethics

Due to the fact that we have only one officer and director and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10. EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our named executive officer in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE

                                     Annual
                                     Compensation        All
Name and                                                 Other
Principal Position        Year       Salary              Compensation
-----------------------   -----      -------             ------------
John F. Metcalfe          2005       $   0               $ 139,450 (1)
President, CFO            2004           0                   2,000 (2)
                          2003           0                       0

    (1)    Represents value of 50,000 common shares.
    (2)    Represents value of 2,000 (5,000 pre-split) common shares.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0               $   0.00             3,930,000
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security holders         0                   0.00                     0
---------------- ---------------------- ------------------- ---------------

Total                    0               $   0.00             3,930,000
===========================================================================


2005 Equity Incentive Plan

On May 21, 2005, our board of directors adopted "The 2005 Equity Incentive Plan of Holmes Herbs, Inc." (the "Plan"). The purpose of the Plan is to aid the company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to our future success, and in providing such individuals with an incentive to use their best efforts to promote our growth and profitability.

Pursuant to the Plan, the Board may authorize the issuance of common stock or options to purchase common stock up to an aggregate of five million (5,000,000) shares over a maximum of a five year period, although the Board may shorten this period. Any options granted under the Plan are "non-qualified" stock options. The Board shall determine which employees are eligible to receive shares or options under the Plan. The term "Employee" includes any employee, director, officer, or consultant or advisor of the company or any of its subsidiaries, provided that bona fide services are rendered by consultants and advisors and such services are not rendered in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our common stock.

On May 26, 2005, we filed a registration statement on Form S-8 (Registration No. 333-125265) which registered the 5,000,000 common shares to be issued under the Plan. As of December 31, 2005, our Board has granted 1,070,000 common shares to consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 13,427,544 shares of common stock outstanding as of March 31, 2006.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
-----------------------------  ----------------------  --------------------
Rockridge Capital Corp              10,000,000              74.5%
1 Beim Antonskraiz
Bridel 8116 Luxembourg


                            MANAGEMENT

Name and Address of            Number of Shares
Beneficial Owners              Common Stock            Percentage of Class
-----------------------------  ----------------------  -------------------
John F. Metcalfe                        25,000          Less than 1%
8655 East Via De Ventura,
Suite G-200
Scottsdale, AZ  85258


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In February 2002 we borrowed $10,000 at 10% interest per annum and payable on demand from Rockridge Capital Corp. ("Rockridge Capital"), a more than 10% stockholder. Through September 2003 we borrowed an additional $2,025 from Rockridge Capital. On March 5, 2004 we agreed to convert $10,000 of this debt to 400,000 (10,000,000 pre-split) shares to satisfy a portion of this debt.

On September 29, 2003, we entered into a convertible debenture agreement with Rockridge Capital that provided Holmes Herbs with $100,000 in working capital financing. The loan bears interest at 10% per annum and is convertible into our common stock at a value of $0.50 per share. If all or any portion of the principal and interest remains unpaid at September 29, 2005, then Rockridge Capital Corp. has the option to convert the debt. As of December 31, 2004 we borrowed $6,250 under this convertible debenture agreement. On May 18, 2005, the parties agreed to extend the term of the convertible debt for an additional two years, ending September 29, 2007. In consideration for this extension we issued 424,000 (10,600,000 pre-split) shares to Rockridge Capital Corp., Peter Matthews and Alan Farguhar.

On September 6, 2005 we granted 50,000 shares of common stock to John F. Metcalfe, our officer and director, in consideration for consulting services rendered to Holmes Herbs valued at $139,450.


                        ITEM 13. EXHIBITS
No.    Description
----   -----------
1.1 Trust Declaration between Holmes Herbs and Laguana Partners Ltd., dated May 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)
1.2 Agreement between Holmes Herbs and Natan Rotenberg - Brokerage, dated August 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)
3.1 Articles of Incorporation of Holmes Herbs (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 24, 2000)
3.2 Bylaws of Holmes Herbs (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 24, 2000)

10.1 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Consulting Agreement between Holmes Herbs and Karsten Behrens, dated June 15, 2005. (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed August 17, 2005)
10.3 Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003, as amended
10.4 Convertible Debenture Agreement between Holmes Herbs and Peter Matthews, dated August 12, 2004 (Incorporated by reference to exhibit
       10.4 to Form 10-KSB, filed March 20, 2006)
10.5   Form of consultant agreement for 2005 Equity Incentive Plan
21.1 Subsidiaries of Holmes Herbs (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)
31.1   Principal Executive Officer Certification *
31.2   Chief Financial Officer Certification *
32.1   Section 1350 Certification *
99.1   Articles of Incorporation of Qualia Clinical Services, Inc.

  *    To be filed by amendment


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our principal accountants, Kyle Tingle, CPA, in connection with the audit of our financial statements and other professional services rendered by that firm.


                                    2005              2004
                                 ----------        ---------
      Audit fees                 $   6,550         $   5,700
      Audit-related fees                 0                 0
      Tax fees                           0                 0
      All other fees             $       0         $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Other than the actions described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 7, 2006            HOLMES HERBS, INC.


                                    /s/ John F. Metcalfe
                               By: _________________________________
                                   John F. Metcalfe
                                   President, Secretary/Treasurer
                                   Chief Financial Officer and Director