Form 10QSB
period 2006-03-31
HOLMES HERBS INC
filed 2006-06-08
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-31129

                        HOLMES HERBS, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Nevada                                    88-0412635
--------------------------------        --------------------------------
(State or other jurisdiction)           (IRS Employer Identification No.)
of incorporation or organization)

 8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona 85258
 ----------------------------------------------------------------
             (Address of principal executive offices)

                          (206) 245-4779
                    --------------------------
                   (Issuer's telephone number)

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

As of March 31, 2006, Holmes Herbs, Inc. had a total of 13,427,544 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........15

Item 3.  Controls and Procedures...........................................16

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 6.  Exhibits..........................................................17

Signatures.................................................................18



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)

                  CONSOLIDATED FINANCIAL REPORTS


                          MARCH 31, 2006



                             CONTENTS

Consolidated Balance Sheets................................................4

Consolidated Statements of Operations......................................5

Consolidated Statements of Stockholders' Equity (Deficit)..................6

Consolidated Statements of Cash Flows......................................7

Notes to Financial Statements...........................................8-14

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEET


                                                     March 31,     March 31,
                                                        2006          2005
                                                   ------------- -------------
                              ASSETS
CURRENT ASSETS
  Cash                                             $    930,625  $      7,206
  Receivables                                           373,772             -
  Prepaid expenses                                        2,943             -
                                                   ------------- -------------
    Total current assets                              1,307,340         7,206
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
  Property and Equipment, net of accumulated
   depreciation of $76                                   32,439             -
  Construction in progress                               65,100             -
                                                   ------------- -------------
    Total property and equipment                         97,539             -
                                                   ------------- -------------
OTHER ASSETS
  Intangible assets                                      65,000             -
  Deposits                                               18,686             -
                                                   ------------- -------------
    Total other assets                                   83,686             -
                                                   ------------- -------------

      Total assets                                 $  1,488,565  $      7,206
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                 $    117,444  $     24,970
  Note payable, related party                             2,025         2,025
  Convertible debentures, related party,
    net of discount of $1,146 and $3,646                 10,104         7,604
  Interest payable, related party                         5,101         3,774
                                                   ------------- -------------
    Total current liabilities                           134,674        38,373
                                                   ------------- -------------

MINORITY INTEREST IN SUBSIDIARY                         (67,102)            -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value;
   authorized 50,000,000 shares;
   issued and outstanding:
   551,480 shares at March 31, 2005                           -           551
   13,427,544 shares at March 31, 2006                   13,428             -
  Additional paid-in capital                          5,268,000       102,305
  Accumulated other comprehensive income                  5,397             -
  Accumulated deficit during development stage       (3,865,832)     (134,023)
                                                   ------------- -------------
  Total stockholders' equity (deficit)                1,420,993       (31,167)
                                                   ------------- -------------
     Total liabilities and
     stockholders' equity (deficit)                $  1,488,565  $      7,206
                                                   ============= =============


See accompanying notes to these financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENT OF OPERATIONS




                                                                 Dec. 3, 1998
                                         Three months ended     (inception) to
                                       March 31,     March 31,     March 31,
                                         2006          2005          2006
                                    ------------- ------------- --------------

Revenues                            $          -  $          -  $           -

Cost of revenue                                -             -              -
                                    ------------- ------------- --------------
  Gross profit                                 -             -              -

General, selling and
 administrative expenses                  38,235         2,650      3,729,989
                                    ------------- ------------- --------------
  Operating loss                         (38,235)       (2,650)    (3,729,989)

Nonoperating income (expense)
  Interest income                             58             -             58
  Interest expense                          (952)         (952)        (8,955)
  Exchange rate gain (loss)                3,520             -        (17,997)
                                    ------------- ------------- --------------
  Net loss before minority interest      (35,609)       (3,602)    (3,756,883)

Loss of subsidiary                        97,915             -        108,949
                                    ------------- ------------- --------------

  Net loss                          $   (133,524) $     (3,602) $  (3,865,832)
                                    ============= ============= ==============

  Net loss per share, basic
  and diluted                       $      (0.01) $      (0.01)
                                    ============= =============
  Average number of shares
  of common stock outstanding         13,000,313       539,536
                                    ============= =============


See accompanying notes to these financial statements.


                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Accumulated
                                                                           Accumulated     (Deficit)
                                                              Additional      Other         During
                                          Common Stock         Paid-In    Comprehensive   Development
                                      Shares       Amount      Capital        Income        Stage         Total
                                  ------------- ----------- ------------- ------------- ------------- --------------
Issuance of Common Stock,
  December 3, 1998                      48,000  $       48  $         52  $          -  $          -  $         100
Net loss, December 31, 1998                  -           -             -             -          (400)          (400)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1998              48,000          48            52             -          (400)          (300)
Issuance of Common Stock,
  March 23, 1999                        48,000          48         9,952             -             -         10,000
Issuance of Common Stock,
  November 10, 1999                     14,400          14         2,986             -             -          3,000
Net offering costs                           -           -        (9,250)            -             -         (9,250)
Net loss, December 31, 1999                  -           -             -             -        (3,809)        (3,809)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1999             110,400         110         3,740             -        (4,209)          (359)
Issuance of Common Stock,
  August 24, 2000                        9,600          10        19,990             -             -         20,000
Net loss, December 31, 2000                  -           -             -             -        (6,000)        (6,000)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2000             120,000         120        23,730             -       (10,209)        13,641
Issuance of Common Stock,
  May 22, 2001                           7,200           7        14,993             -             -         15,000
  July 31, 2001                          4,800           5         9,995             -             -         10,000
Stock Split, December 14, 2001
  Forward 12:1
Net loss, December 31, 2001                  -           -             -             -       (17,200)       (17,200)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2001             132,000         132        48,718             -       (27,409)        21,441
Issuance of Common Stock for
  Services, March 14, 2002                 480           -        12,000             -             -         12,000
Net loss, December 31, 2002                  -           -             -             -       (53,822)       (53,822)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2002             132,480         132        60,718             -       (81,231)       (20,381)
Issuance of common stock                 2,000           2        12,498             -             -         12,500
Net loss, December 31, 2003                  -           -             -             -       (14,351)       (14,351)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2003             134,480         134        73,216             -       (95,582)       (22,232)
Issuance of stock for debt             400,000         400         9,600             -             -         10,000
Issuance of stock for services           3,000           3         7,497             -             -          7,500
Beneficial conversion feature
  of convertible debt                        -           -         5,000             -             -          5,000
Stock Split, Reverse 1:25
Net loss, December 31, 2004                  -           -             -             -       (34,839)       (34,839)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2004             537,480         537        95,313             -      (130,421)       (34,571)
Issuance of common stock            10,664,500      10,665        32,137             -             -         42,802
Issuance of stock for services       1,070,000       1,070     3,178,910             -             -      3,179,980
Reg S stock issued for services        115,000         115       286,685             -             -        286,800
Issuance of Reg S stock                450,560         451     1,614,712             -             -      1,615,163
Selling expenses of Reg S stock              -           -      (888,692)            -             -       (888,692)
Foreign currency translation
  adjustments                                -           -             -           502             -            502
Net loss, December 31, 2005                  -           -             -             -    (3,601,887)    (3,601,887)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2005          12,837,540      12,838     4,319,065           502    (3,732,308)       600,097
Issuance  of Reg S stock               590,004         590     2,906,074             -             -      2,906,664
Selling expenses of Reg S stock              -           -    (1,957,139)            -             -     (1,957,139)
Foreign currency translation
  adjustments                                -           -             -         4,895             -          4,895
Net loss, March 31, 2006                     -           -             -             -      (133,524)      (133,524)
                                  ------------- ----------- ------------- ------------- ------------- --------------

Balance, March 31, 2006             13,427,544  $   13,428  $  5,268,000         5,397  $ (3,865,832) $   1,420,993
                                  ============= =========== ============= ============= ============= ==============



See accompanying notes to these financial statements.





                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Dec. 3, 1998
                                                 Three Months Ended     (inception) to
                                                      March 31,            March, 31
                                                2006           2005         2006
                                           -------------- ------------- --------------
Cash Flows From Operating Activities
  Net loss                                 $    (133,524) $     (3,602) $  (3,865,832)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Minority interest                            (73,866)            -        (82,102)
    Stock issued for services                          -             -      3,486,280
    Depreciation                                      76             -             76
    Amortization of debt discount                    625           625          3,854
  Changes in assets and liabilities
    Increase in receivables                     (316,362)            -       (373,557)
    (Increase) decrease in prepaid                 5,603             -         (2,943)
    Increase in accounts payable                  53,422         1,151        117,444
    Increase in interest payable                     327           327          5,101
                                           -------------- ------------- --------------

    Net cash used in operating activities       (463,699)       (1,499)      (711,679)
                                           -------------- ------------- --------------
Cash Flows From  Investing Activities
  Purchase of property and equipment             (32,515)            -        (32,515)
  Progress payments for construction
    in progress                                  (65,100)            -        (65,100)
  Cash paid for deposit                          (18,686)            -        (18,686)
  Cash paid for intangible assets                (50,000)            -        (50,000)
                                           -------------- ------------- --------------

  Net cash used by investing activities         (166,301)            -       (166,301)
                                           -------------- ------------- --------------
Cash Flows From Financing Activities
  Issuance of common stock, net of
    offering costs                               949,525         7,006      1,780,148
  Proceeds from notes payable, related party           -             -         12,025
  Issuance of convertible debt, related party          -             -          5,000
  Advances on convertible debenture agreement          -             -          6,250
                                           -------------- ------------- --------------

  Net cash provided by financing activities      949,525         7,006      1,803,423
                                           -------------- ------------- --------------

  Net increase in cash                           319,525         5,507        925,443
Cash, beginning of period                        605,918         1,699              -
                                           -------------- ------------- --------------

Cash, end of period                        $     925,443  $      7,206  $     925,443
                                           ============== ============= ==============
Supplemental Information
  Stock issued for note payable,
   related party                           $           -  $    (10,000) $     (10,000)
  Beneficial conversion feature on
   convertible debt                        $           -  $     (5,000) $      (5,000)
  Stock issued for consulting agreements   $           -  $          -  $   2,529,000
  Stock issued under Equity Incentive Plan $           -  $          -  $     892,480
  Stock issued for services                $           -  $          -  $      64,800
  Stock of subsidiary issued for
   intangible asset                        $           -  $          -  $      15,000
  Interest paid                            $           -  $          -  $           -
  Income taxes paid                        $           -  $          -  $           -


See accompanying notes to these financial statements.


                                7

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets
-------------------------------
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment change is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2005.

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

Note 10. Comprehensive Income

Accumulated other comprehensive income consists of the following:

                                         December 31, 2005  December 31, 2004
                                         -----------------  ------------------
Foreign currency translation adjustment  $           502    $            -
                                         =================  ==================


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

Holmes Herbs is in the process of launching a clinical drug research and development business through its majority owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation ( "Qualia"). Qualia's mission is to become a leading clinical research organization by providing integrated and cost effective clinical development services that help the pharmaceutical industry introduce new drug products. Qualia will offer services to support global research and development of biotechnology, pharmaceutical and medical device companies. Qualia intends to use a two-pronged strategy for entry into drug development and manufacturing business. The first prong will be to provide drug development based on innovative drug delivery systems and the second prong will be to develop protein based generics and generic drugs based on abbreviated new drug applications

As of a result of our focus on clinical drug research and development we have changed the name of our web site to www.Holmesbiopharma.com and we intend to take the following corporate actions within the next 60 days:
..     complete a name change of the corporation to Holmes Biopharma, Inc.;
..     complete a 1-to-3 forward split of our common stock split; and
..     increase our authorized common stock from 50,000,000 shares to
      100,000,000 shares.

A majority of our shareholders approved these corporate actions on January 20, 2006 (See Part II, Item 4, below) and these corporate actions will become effective 20 days after we mail a Definitive 14C Information Statement to our shareholders. Management expects the Definitive 14C Information Statement to be filed within the next 30 days. The appropriate documents will be filed with the State of Nevada to effect the name change and increase the authorized common stock, and the appropriate documents will be filed with the National Association of Securities Dealers ("NASD") to effect the forward split and the change of our trading symbol for our common stock on the OTC Bulletin Board.

In February 2006 Qualia executed a lease for a clinical research facility in South Old Mill area of Omaha, Nebraska. The 23,000 square foot building is currently under construction and will have the capacity of 140 beds. Management expects this facility to open in the next 60 days. We anticipate that we will install furnishings, medical equipment and complete regulatory inspections in the next 90 days.

Plan of Operation

As of March 31, 2006, we had $930,625 cash and total current liabilities of $134,674. We did not record revenue for the 2006 first quarter and our cash is primarily the result of net proceeds from our Regulation S offering, discussed below at Part II, Item 2. We also recorded a net loss of $133,524 for the 2006 first quarter. Our auditors have expressed doubt that we can continue as a going concern; however, stockholders, officers and directors have committed to advance operating costs until we have operations that produce revenues. We intend to use the net proceeds from our Regulation S offering to fund our operations in the short term. If we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the development of the clinical drug research and development business.

We have agreed to provide $1,500,000 in funding for the development of the Qualia clinical research facility and we are seeking additional financing in the form of equity and debt in order to provide additional working capital to complete the necessary procedures to launch our clinical drug research. However, we cannot assure you that we will be successful in raising the funds needed.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes Herbs without registration that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000. During the first quarter of 2006, we sold 590,004 shares in the European market for gross proceeds of $2,906,664, less selling fees and expenses of $1,957,139. We relied on an exemption from registration provided by Section 903 of Regulation S. All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 20, 2006, shareholders representing 10,000,000 shares of our common stock, or 83.3% of our 11,887,480 common shares outstanding, approved the following corporate actions by written consent:
..     the name of the corporation to be changed to Holmes Biopharma, Inc.;
..     a 1-to-3 forward split of our common stock split;
..     increase our authorized common stock from 50,000,000 common shares to
      100,000,000 common shares.
These corporate actions will become effective 20 days after we mail a Definitive 14C Information Statement to our shareholders. Management anticipates that these corporate actions will be completed within the next 60 days.

ITEM 6.  EXHIBITS

Part I Exhibits

No.    Description
----   ------------
31.1   Principal Executive Officer Certification (To be filed by amendment)
31.2   Chief Financial Officer Certification (To be filed by amendment)
32.1   Section 1350 Certification (To be filed by amendment)

Part II Exhibits

No.    Description
----   -----------
1.1 Trust Declaration between Holmes Herbs and Laguana Partners Ltd., dated May 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)
1.2 Agreement between Holmes Herbs and Natan Rotenberg - Brokerage, dated August 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)
3.1 Articles of Incorporation of Holmes Herbs (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 24, 2000)
3.2 Bylaws of Holmes Herbs (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 24, 2000)
10.1 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Consulting Agreement between Holmes Herbs and Karsten Behrens, dated June 15, 2005. (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed August 17, 2005)
10.3 Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003, as amended (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed June 7, 2006)
10.4 Convertible Debenture Agreement between Holmes Herbs and Peter Matthews, dated August 12, 2004 (Incorporated by reference to exhibit
       10.4 to Form 10-KSB, filed March 20, 2006)
10.5 Form of consultant agreement for 2005 Equity Incentive Plan (Incorporated by reference to exhibit 10.5 to Form 10-KSB, filed June 7, 2006)
21.1 Subsidiaries of Holmes Herbs (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HOLMES HERBS, INC.


                                       /S/ John F. Metcalfe
Date: June 7, 2006                 By:_____________________________________
                                      John F. Metcalfe
                                      President, Chief Financial Officer and
                                      Director