Form 10KSB/A
period 2005-12-31
HOLMES HERBS INC
filed 2006-06-09
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                          Amendment No.1

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

                              PART I
                             -------

                 ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Holmes Herbs, Inc. was incorporated under the laws of the State of Nevada on December 3,1998 to engage in the distribution of herbal and natural medicine
products.   On May 20, 2005, we incorporated a wholly-owned subsidiary, Qualia
Clinical Service Inc., a Nevada corporation ("Qualia"), for the purpose of developing a clinical drug research and development business. On November 30, 2005, we purchased Dr. Sohail Khattack's business plan for clinical drug research and development in exchange for 15,000,000 shares of Qualia valued at $15,000.

In December 2005 Dr. Khattack was appointed President and CEO of this subsidiary and we issued 7,500,000 Qualia common shares to him for his participation in the business development of Qualia. Holmes Herbs was issued 20,000,000 Qualia shares, resulting in Qualia remaining a majority owned subsidiary of Holmes Herbs.

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

Qualia entered into a five year lease agreement for a 22,180 square foot facility in Omaha, Nebraska and beginning in September 2006 Qualia will pay approximately $13,000 per month for that facility. The lease includes an annual escalator and no rent for the six month period from March through August 2007. Qualia will pay for its own tenant improvements which are estimated to cost between $350,000 and $450,000. Qualia also leases a 1,900 square foot facility in Toronto, Ontario, Canada for $3,600 (Canadian).


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

                             PART II
                             -------

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

Recent Sales of Unregistered Securities

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000. In May 2005 we transferred 2,000,000 shares to Laguana Partners Ltd., as trustee, and in August 2005 we issued 100,000 of the Regulation S shares, valued at $222,000, to Natan Rotenberg - Brokerage to facilitate the sale of the shares in Europe. In December 2005 we granted 15,000 shares valued at $64,800 as a bonus to the trustee. As of December 31, 2005, we have sold 450,560 shares in the European market for gross proceeds $1,615,163, less selling fees and expenses of $888,692. We relied on an exemption from registration provided by Section 903 of Regulation
S. All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We have recorded losses since our inception and did not record revenue for the year ended December 31, 2005. We had $606,030 cash at December 31, 2005; however, we recorded general, selling and administrative expense of $3,584,778 for 2005. Of this expense $3,466,780 was primarily the result of consulting expenses related to our Regulation S offering. Our auditors have expressed substantial about our ability to continue as a going concern without additional sources of capital. We are seeking additional financing in the form of equity and debt in order to provide additional working capital to complete the plans necessary to launch our clinical drug research. However, we cannot assure you that we will be successful in raising the funds needed.

We have agreed to provide $1,500,000 in funding for the development of the Qualia clinical research facility. We have relied on net proceeds of approximately $726,000 from our Regulation S offering in Europe to satisfy our cash requirements and stockholders, directors and officers have committed to advancing operating costs to meet cash shortfalls.

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

Consolidated Balance Sheets..................................................9

Consolidated Statements of Operations.......................................10

Consolidated Statements of Stockholders' Equity (Deficit)...................11

Consolidated Statements of Cash Flows.......................................12

Notes to Consolidated Financial Statements...............................13-19

------------------------------------------------------------------------------

     Report of Independent Registered Public Accounting Firm


To the Board of Directors
Holmes Herbs, Inc.
Scottsdale, Arizona


I have audited the accompanying consolidated balance sheets of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2005 and the results of its consolidated operations and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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


/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC


June 6, 2006
Las Vegas, Nevada

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                   CONSOLIDATED BALANCE SHEETS


                                                   December 31,  December 31,
                                                       2005         2004
                                                  ------------- -------------
                              ASSETS
CURRENT ASSETS
  Cash                                            $    606,030  $      1,699
  Receivables                                           57,585             -
  Officer receivable                                     8,133             -
  Prepaid expenses                                         413             -
                                                  ------------- -------------

    Total current assets                               672,161         1,699
                                                  ------------- -------------
OTHER ASSETS
  Intangible assets                                     15,000             -
                                                  ------------- -------------

    Total other assets                                  15,000             -
                                                  ------------- -------------

    Total assets                                  $    687,161  $      1,699
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                $     64,022  $     23,820
  Note payable, related party                            2,025         2,025
  Convertible debentures, related party,
   net of discount of $1,771 and $4,271                  9,479         6,979
  Interest payable, related party                        4,774         3,446
                                                  ------------- -------------

     Total current liabilities                          80,300        36,270
                                                  ------------- -------------

MINORITY INTEREST IN SUBSIDIARY                          6,764             -
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value;
   authorized 50,000,000 shares;
   issued and outstanding:
   537,480 shares at December 31, 2004                       -           537
   12,837,540 shares at December 31, 2005               12,838             -
  Additional paid-in capital                         4,319,065        95,313
  Accumulated other comprehensive income                   502             -
  Accumulated deficit during development stage      (3,732,308)     (130,421)
                                                  ------------- -------------

     Total stockholders' equity (deficit)              600,097       (34,571)
                                                  ------------- -------------
        Total liabilities and
        stockholders' equity (deficit)            $    687,161  $      1,699
                                                  ============= =============



See accompanying notes to these consolidated financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Dec. 3, 1998
                                           Years ended          (inception) to
                                     December 31,  December 31,   December 31,
                                         2005           2004         2005
                                    ------------- ------------- --------------
Revenues                            $          -  $          -  $           -

Cost of revenue                                -             -              -
                                    ------------- ------------- --------------
  Gross profit                                 -             -              -

General, selling and
 administrative expenses               3,584,778        32,978      3,711,020
                                    ------------- ------------- --------------
  Operating loss                      (3,584,778)      (32,978)    (3,711,020)

Nonoperating expense
  Interest expense                         3,828         1,861          8,006
  Exchange rate loss                      21,517             -         21,518
                                    ------------- ------------- --------------
  Net loss before minority interest   (3,610,123)      (34,839)    (3,740,544)

Minority Interest                         (8,236)            -         (8,236)
                                    ------------- ------------- --------------

  Net loss                          $ (3,601,887) $    (34,839) $  (3,732,308)
                                    ============= ============= ==============
  Net loss per share, basic
  and diluted                       $      (0.46) $      (0.07)
                                    ============= =============
  Average number of shares
  of common stock outstanding          7,858,564       470,313
                                    ============= =============





See accompanying notes to these consolidated financial statements.


                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

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
                                  ============= =========== ============= ============= ============= ==============


See accompanying notes to these consolidated financial statements.




                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Dec. 3, 1998
                                                    Years ended         (inception) to
                                                    December, 31         December, 31
                                                2005           2004          2005
                                           -------------- ------------- --------------
Cash Flows From  Operating Activities
  Net loss                                 $  (3,601,887) $    (34,839) $  (3,732,308)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Minority interest                             (8,236)            -         (8,236)
    Stock issued for services                  3,466,780         7,500      3,486,280
    Amortization of debt discount                  2,500           729          3,229
  Changes in assets and liabilities
    Increase in receivables                      (57,195)            -        (57,195)
    Increase in prepaid and other assets          (8,546)            -         (8,546)
    Increase in accounts payable                  40,202        17,400         64,022
    Increase in interest payable                   1,328         1,129          4,774
                                           -------------- ------------- --------------

    Net cash used in operating activities       (165,054)       (8,081)      (247,980)
                                           -------------- ------------- --------------

Cash Flows From Investing Activities                   -             -              -
                                           -------------- ------------- --------------
Cash Flows From  Financing Activities
  Issuance of common stock,
    net of offering costs                        769,273             -        830,623
  Proceeds from notes payable, related party           -             -         12,025
  Issuance of convertible debt, related party          -         5,000          5,000
  Advances on convertible debenture agreement          -         4,500          6,250
                                           -------------- ------------- --------------

  Net cash provided by financing activities      769,273         9,500        853,898
                                           -------------- ------------- --------------

  Net increase in cash                           604,219         1,419        605,918

  Cash, beginning of period                        1,699           280              -
                                           -------------- ------------- --------------

  Cash, end of period                      $     605,918  $      1,699  $     605,918
                                           ============== ============= ==============
Supplemental Information
  Stock issued for note payable,
   related party                           $           -  $    (10,000) $     (10,000)
  Beneficial conversion feature
   on convertible debt                     $           -  $     (5,000) $      (5,000)
  Stock issued for consulting agreements   $   2,509,500  $          -  $   2,529,000
  Stock issued under Equity Incentive Plan $     892,480  $          -  $     892,480
  Stock issued for services                $      64,800  $          -  $      64,800
  Stock of subsidiary issued for
   intangible asset                        $      15,000  $          -  $      15,000
  Interest paid                            $           -  $          -  $           -
  Income taxes paid                        $           -  $          -  $           -


See accompanying notes to these consolidated financial statements.


                                12

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

Going Concern
--------------
The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred cumulative net losses of $3,722,308 from operations through December 31, 2005 and has not commenced its clinical operations, rather, still in the development stage, raising substantial doubt about the Company's ability to continue as a going concern. The Company has committed a minimum of $1.5 million in funds for the Qualia facilities and has been successful in raising capital through the end of the year. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Significant Accounting Policies

Recent Accounting Pronouncements
---------------------------------
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

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

Foreign currency translation
-----------------------------
Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Intangible Asset

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia (See Note 4). Under the terms of the agreement, the director and president agreed to sell his business plan for clinical drug research and development to Holmes in exchange for 15,000,000 shares of Qualia valued at $0.001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia issued 7,500,000 shares and the other 7,500,000 shares are to be issued on demand of the director and president. Fair value of the business plan was negotiated in an arms length transaction by the parties to be $15,000. The Company determined that the business plan has an indefinite life, and there was no impairment of value as of December 31, 2005.

Note 4. Business combination

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia. The agreement provides that Holmes be issued 20,000,000 shares of Qualia valued at $0.001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia according issued 20,000,000 to Holmes making it a 57.14% majority stockholder. The agreement also provides that Holmes will provide additional financing of $1,500,000 by May 31, 2006. As of April 30, 2006 Holmes had advanced $1,030,000 toward that financing. As stated in Note 3, the director and president of Qualia was awarded 15,000,000 shares (42.86%) in compensation for his business plan for Qualia Clinical Services.

The Company records all operations of the subsidiary, offsetting equity and operations for the minority interest in the operations and equity of Qualia.

Note 5. Stockholders' Equity

Common stock
------------
On December 14, 2001, the Company's shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split of its common stock at twelve shares for one share of the existing shares.

On October 19, 2004, the Company's Board of Directors authorized a reverse split of the common stock of the Company on a 1 for 25 basis. Prior period information has been restated to reflect the stock splits.

On April 11, 2005 the Company applied for and received a separate CUSIP number for the issue of up to 10,000,000 Reg. S restricted common shares. Currently, 2,000,000 shares are authorized as Reg. S restricted common shares. Through December 31, 2005, 565,560 Reg. S shares were issued. A consultant to facilitate the sale of shares in Europe was granted 100,000 shares upon execution of the agreement. The contract was valued at $222,000 and expensed to consulting fee. In December 2005 the consultant was granted 15,000 shares as a bonus. The shares were valued at $64,800 and expensed to consulting fees. Through the contract, 450,560 shares were sold in the European market for $1,615,163. Selling fees and expenses were $888,692 and offset against the additional paid in capital of the shares sold.

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

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 are as follows:

                                                   2005        2004
                                             ------------- -------------
      Net operating loss carryforward        $  1,306,053  $     45,392
      Valuation allowance                      (1,306,053)      (45,392)
                                             ------------- -------------
      Net deferred tax asset                 $          -  $          -
                                             ============= =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                  Since
                                            2005         2004     Inception
                                        ------------ ------------ ------------
     Tax at statutory rate (35%)        $ 1,260,660  $    11,939  $ 1,306,053
     Increase in valuation allowance     (1,260,660)     (11,939)  (1,306,053)
                                        ------------ ------------ ------------
     Net deferred tax asset             $         -  $         -  $        -
                                        ============ ============ ============

The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


Note 10. Comprehensive Income

Accumulated other comprehensive income consists of the following:

                                        December 31, 2005  December 31, 2004
                                        -----------------  ------------------

Foreign currency translation adjustment $            502   $               -
                                        ================= ===================

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
                                   ============= ============== ==============

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Subsequent events

Lease commitment
----------------

Qualia entered in to a building lease as tenant on February 9, 2006. Under the terms of the lease agreement, Qualia will occupy the 22,180 square foot facility in Omaha Nebraska for 60 months beginning March 1, 2006. Qualia will pay a security deposit of $14,023 and monthly payments of $12,938, plus operating expenses, beginning in September 2006. The agreement provides a schedule of increased rents each year and no rent from the six month period March through August of 2007. The agreement expirations on February 28, 2011 and contains two five year options to extend the lease. Additionally, Qualia is to pay for is own tenant improvements which are estimated to cost between $350,000 and $450,000.


Note 12. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 23, 2004, we filed a report on Form 8-K disclosing that we had engaged Kyle Tingle, CPA, LLC as our independent accountant, effective April 1, 2004.

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

                             PART III
                             --------

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

Name               Age   Position Held                         Director Since
-----             ----   -------------                         --------------
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

                    SUMMARY COMPENSATION TABLE
                   ---------------------------

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

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
-------------------------------   ----------------------   -------------------
Rockridge Capital Corp                 10,000,000                74.5%
1 Beim Antonskraiz
Bridel 8116 Luxembourg

                            MANAGEMENT
                           -----------

Name and Address of               Number of Shares
Beneficial Owners                 Common Stock             Percentage of Class
-------------------------------   ----------------------   -------------------
John F. Metcalfe                           25,000             Less than 1%
8655 East Via De Ventura,
Suite G-200
Scottsdale, AZ  85258


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

10.1 Management agreement between Holmes Herbs and John Metcalfe, dated January 1, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-KSB, filed May 6, 2002)
10.2 Consulting Agreement between Holmes Herbs and Karsten Behrens, dated June 15, 2005. (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed August 17, 2005)
10.3 Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003, as amended (Filed June 8,
        2006)
10.4 Convertible Debenture Agreement between Holmes Herbs and Peter Matthews, dated August 12, 2004 (Incorporated by reference to exhibit
        10.4 to Form 10-KSB, filed March 20, 2006)
10.5 Form of consultant agreement for 2005 Equity Incentive Plan (Filed June 8, 2006)
10.6 Purchase Agreement between Holmes Herbs and Dr. Khattack, dated November 30, 2005.
21.1 Subsidiaries of Holmes Herbs (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)
31.1    Principal Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification
99.1 Articles of Incorporation of Qualia Clinical Services, Inc. (Filed June 8, 2006)

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our principal accountants, Kyle Tingle, CPA, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                  2005           2004
                               --------         -------
     Audit fees                $ 6,550          $ 5,700
     Audit-related fees              0                0
     Tax fees                                         0
     All other fees            $     0          $     0

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


Date:  June 9, 2006           HOLMES HERBS, INC.


                               /S/ John F. Metcalfe
                           By: _________________________________
                               John F. Metcalfe
                               President, Secretary/Treasurer
                               Chief Financial Officer and Director