Form 10QSB/A
period 2006-03-31
HOLMES HERBS INC
filed 2006-06-20
CIK 1080426

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.........12

Item 3.  Controls and Procedures...........................................13

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 4.  Submission of Matters to a Vote of Security Holders...............14

Item 6.  Exhibits..........................................................14

Signatures.................................................................15



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

                  CONSOLIDATED FINANCIAL REPORTS
                           (Unaudited)

                          MARCH 31, 2006



                             CONTENTS

Consolidated Balance Sheets................................................4

Consolidated Statements of Operations......................................5

Consolidated Statements of Stockholders' Equity ...........................6

Consolidated Statements of Cash Flows......................................7

Notes to Consolidated Financial Statements..............................8-11

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)


                                                     March 31,
                                                        2006
                                                   -------------
                              ASSETS
CURRENT ASSETS
  Cash                                             $    930,625
  Receivables                                           373,772
  Prepaid expenses                                        2,943
                                                   -------------
    Total current assets                              1,307,340
                                                   -------------
PROPERTY AND EQUIPMENT
  Property and Equipment, net of accumulated
   depreciation of $76                                   32,439
  Construction in progress                               65,100
                                                   -------------
    Total property and equipment                         97,539
                                                   -------------
OTHER ASSETS
  Intangible assets                                      15,000
  Deposits                                               18,686
                                                   -------------
    Total other assets                                   33,686
                                                   -------------

      Total assets                                 $  1,438,565
                                                   =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    117,444
  Note payable, related party                             2,025
  Convertible debentures, related party,
    net of discount of $1,146                            10,104
  Interest payable, related party                         5,101
                                                   -------------
    Total current liabilities                           134,674
                                                   -------------

MINORITY INTEREST IN SUBSIDIARY                         (87,590)
                                                   -------------
STOCKHOLDERS' EQUITY
  Common stock: $0.001 par value;  authorized
    50,000,000 shares; issued and outstanding:
    13,427,544 shares at March 31, 2006                  13,428
  Additional paid-in capital                          5,268,000
  Accumulated other comprehensive income                  3,780
  Accumulated deficit during development stage       (3,893,727)
                                                   -------------
  Total stockholders' equity                          1,391,481
                                                   -------------

    Total liabilities and  stockholders' equity    $  1,438,565
                                                   =============


See accompanying notes to these financial statements.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                                 Dec. 3, 1998
                                         Three months ended     (inception) to
                                       March 31,     March 31,     March 31,
                                         2006          2005          2006
                                    ------------- ------------- --------------

Revenues                            $          -  $          -  $           -

Cost of revenue                                -             -              -
                                    ------------- ------------- --------------
  Gross profit                                 -             -              -

General, selling and
 administrative expenses                 258,399         2,650      3,969,419
                                    ------------- ------------- --------------
  Operating loss                        (258,399)       (2,650)    (3,969,419)

Nonoperating income (expense)
  Interest income                             58             -             58
  Interest expense                          (952)         (952)        (8,955)
  Exchange rate gain (loss)                3,520             -        (17,997)
                                    ------------- ------------- --------------

  Net loss before minority interest     (255,773)       (3,602)    (3,996,313)

Minority interest                        (94,354)            -       (102,590)
                                    ------------- ------------- --------------

  Net loss                          $   (161,419) $     (3,602) $  (3,893,723)
                                    ============= ============= ==============
  Net loss per share, basic
  and diluted                       $      (0.01) $      (0.01)
                                    ============= =============
  Average number of shares
  of common stock outstanding         13,000,313       539,536
                                    ============= =============

See accompanying notes to these financial statements.


                                HOLMES HERBS, INC.
                         (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          Accumulated
                                                                           Accumulated     (Deficit)
                                                              Additional      Other         During
                                          Common Stock         Paid-In    Comprehensive   Development
                                      Shares       Amount      Capital        Income        Stage         Total
                                  ------------- ----------- ------------- ------------- ------------- --------------
Issuance of Common Stock,
  December 3, 1998                      48,000  $       48  $         52  $          -  $          -  $         100
Net loss, December 31, 1998                  -           -             -             -          (400)          (400)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1998              48,000          48            52             -          (400)          (300)
Issuance of Common Stock,
  March 23, 1999                        48,000          48         9,952             -             -         10,000
Issuance of Common Stock,
  November 10, 1999                     14,400          14         2,986             -             -          3,000
Net offering costs                           -           -        (9,250)            -             -         (9,250)
Net loss, December 31, 1999                  -           -             -             -        (3,809)        (3,809)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 1999             110,400         110         3,740             -        (4,209)          (359)
Issuance of Common Stock,
  August 24, 2000                        9,600          10        19,990             -             -         20,000
Net loss, December 31, 2000                  -           -             -             -        (6,000)        (6,000)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2000             120,000         120        23,730             -       (10,209)        13,641
Issuance of Common Stock,
  May 22, 2001                           7,200           7        14,993             -             -         15,000
  July 31, 2001                          4,800           5         9,995             -             -         10,000
Stock Split, December 14, 2001
  Forward 12:1
Net loss, December 31, 2001                  -           -             -             -       (17,200)       (17,200)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2001             132,000         132        48,718             -       (27,409)        21,441
Issuance of Common Stock for
  Services, March 14, 2002                 480           -        12,000             -             -         12,000
Net loss, December 31, 2002                  -           -             -             -       (53,822)       (53,822)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2002             132,480         132        60,718             -       (81,231)       (20,381)
Issuance of common stock                 2,000           2        12,498             -             -         12,500
Net loss, December 31, 2003                  -           -             -             -       (14,351)       (14,351)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2003             134,480         134        73,216             -       (95,582)       (22,232)
Issuance of stock for debt             400,000         400         9,600             -             -         10,000
Issuance of stock for services           3,000           3         7,497             -             -          7,500
Beneficial conversion feature
  of convertible debt                        -           -         5,000             -             -          5,000
Stock Split, Reverse 1:25
Net loss, December 31, 2004                  -           -             -             -       (34,839)       (34,839)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2004             537,480         537        95,313             -      (130,421)       (34,571)
Issuance of common stock            10,664,500      10,665        32,137             -             -         42,802
Issuance of stock for services       1,070,000       1,070     3,178,910             -             -      3,179,980
Reg S stock issued for services        115,000         115       286,685             -             -        286,800
Issuance of Reg S stock                450,560         451     1,614,712             -             -      1,615,163
Selling expenses of Reg S stock              -           -      (888,692)            -             -       (888,692)
Foreign currency translation
  adjustments                                -           -             -           502             -            502
Net loss, December 31, 2005                  -           -             -             -    (3,601,887)    (3,601,887)
                                  ------------- ----------- ------------- ------------- ------------- --------------
Balance, December 31, 2005          12,837,540      12,838     4,319,065           502    (3,732,308)       600,097
Issuance of Reg S stock                590,004         590     2,906,074             -             -      2,906,664
Selling expenses of Reg S stock              -           -    (1,957,139)            -             -     (1,957,139)
Foreign currency translation
  adjustments                                -           -             -         3,279             -          3,279
Net loss, March 31, 2006                     -           -             -             -      (161,419)      (161,419)
                                  ------------- ----------- ------------- ------------- ------------- --------------

Balance, March 31, 2006             13,427,544  $   13,428  $  5,268,000  $      3,781  $ (3,893,727) $   1,391,482
                                  ============= =========== ============= ============= ============= ==============



See accompanying notes to these financial statements.





                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                         Dec. 3, 1998
                                                 Three Months Ended     (inception) to
                                                      March 31,            March, 31
                                                2006           2005         2006
                                           -------------- ------------- --------------
Cash Flows from Operating Activities
  Net loss                                 $    (161,419) $     (3,602) $  (3,893,727)
  Adjustments to reconcile net loss to
  cash used in operating activities:
    Minority interest                            (94,354)            -       (102,590)
    Stock issued for services                          -             -      3,486,280
    Depreciation                                      76             -             76
    Amortization of debt discount                    625           625          3,854
  Changes in assets and liabilities
    Increase in receivables                     (316,187)            -       (373,772)
    (Increase) decrease in prepaid                 5,603             -         (2,943)
    (Increase) in rent deposits                  (18,686)            -        (18,686)
    Increase in accounts payable                  53,422         1,151        117,444
    Increase in interest payable                     327           327          5,101
                                           -------------- ------------- --------------

   Net cash used in operating activities        (530,593)       (1,499)      (778,748)
                                           -------------- ------------- --------------
Cash Flows from Investing Activities
  Purchase of property and equipment             (32,515)            -        (32,515)
  Progress payments for construction
   in progress                                   (65,100)            -        (65,100)
                                           -------------- ------------- --------------

  Net cash used by investing activities          (97,615)            -        (97,615)
                                           -------------- ------------- --------------
Cash Flows from Financing Activities
  Issuance of common stock, net of
    offering costs                               949,525         7,006      1,780,148
  Proceeds from notes payable, related party           -             -         12,025
  Issuance of convertible debt, related party          -             -          5,000
  Advances on convertible debenture agreement          -             -          6,250
                                           -------------- ------------- --------------

  Net cash provided by financing activities      949,525         7,006      1,803,423
                                           -------------- ------------- --------------
Effect of exchange rate changes on
  cash and cash equivalents                        3,278             -          3,565
                                           -------------- ------------- --------------

     Net increase in cash                        324,595         5,507        930,625

Cash, beginning of period                        606,030         1,699              -
                                           -------------- ------------- --------------

Cash, end of period                        $     930,625  $      7,206  $     930,625
                                           ============== ============= ==============
Supplemental Information
 Stock issued for note payable,
  related party                            $           -  $    (10,000) $     (10,000)
 Beneficial conversion feature on
   convertible debt                        $           -  $     (5,000) $      (5,000)
 Stock issued for consulting agreements    $           -  $          -  $   2,529,000
 Stock issued under Equity Incentive Plan  $           -  $          -  $     892,480
 Stock issued for services                 $           -  $          -  $      64,800
 Stock of subsidiary issued for
  intangible asset                         $           -  $          -  $      15,000
 Interest paid                             $           -  $          -  $           -
 Income taxes paid                         $           -  $          -  $           -


See accompanying notes to these financial statements.



                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Holmes Herbs, Inc. for the year ended December 31, 2005. When used in these notes, the terms "Company," "we," "us" or "our" mean Holmes Herbs, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2. Nature of Business and Significant Accounting Policies

Going concern
-------------
The Company incurred cumulative net losses of approximately $3,893,727 from operations as of March 31, 2006, has not commenced its clinical operations, and is still in the development stage, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the consolidated financial conditions or results of operations.

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

Equipment
---------
Equipment is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

Buildings                                     40 years
Furniture and equipment                        7 years
Computer equipment                             5 years

As of March 31, 2006, the Company had incurred $65,100 in construction costs on a building in Omaha, Nebraska.

Note 3. Stockholders' Equity

Common stock
------------
On April 11, 2005 the Company applied for and received a separate CUSIP number for the issue of up to 10,000,000 Reg. S restricted common shares. Currently, 2,000,000 shares are authorized as Reg. S restricted common shares. Through March 31, 2006, 1,155,564 Reg. S shares were issued. Through the contract, 1,040,564 shares were sold in the European market for $4,521,827. Selling fees and expenses were $2,845,831 and offset against the additional paid in capital of the shares sold.

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia. Under the terms of the agreement, the director and president agreed to sell his business plan for clinical drug research and development to Holmes in exchange for 15,000,000 shares of Qualia valued at $0.001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia issued 7,500,000 shares and the other 7,500,000 shares are to be issued on demand of the director and president. In March 2006, the Company issued 120,000 of the president's shares to consultants at his direction. At March 31, 2006, 7,380,000 shares remain unissued.

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Convertible Debentures Payable, related party

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

Balances for notes payable and related accrued interest payable for the debentures are as follows:

                                         March 31, 2006   March 31, 2005
                                         --------------   --------------

      Notes payable                      $        2,025   $        2,025
      Convertible debt                           11,250           11,250
      Unamortized debt discount                  (1,146)          (3,646)
      Interest payable                            5,101            3,774

Interest expense related to the beneficial conversion feature for the Convertible Debenture Agreement was $625 and $625 for the quarter ended March 31, 2006 and 2005, respectively. Total interest expense was $952 and $952 for the quarter ended March 31, 2006 and 2005, respectively.

Note 5. Comprehensive Income

Accumulated other comprehensive income consists of the following:

                                         March 31, 2006    March 31, 2005
                                         ---------------   --------------
Foreign currency translation adjustment  $        3,780    $            -
                                         ===============   ==============

The components of other comprehensive income for the quarter ended March 31, 2006 and March 31, 2005:
                                                               Dec. 8 1993
                                  March 31,     March 31,      (inception) to
                                  2006          2005           March 31, 2006
                                  ------------- -------------- --------------
     Foreign currency
     translation adjustment       $      3,780  $           -  $       3,780

                        HOLMES HERBS, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Lease commitment

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

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

        2006                           $  51,755
        2007                              79,184
        2008                             163,984
        2009                             168,864
        2010 and thereafter              203,058
                                      -----------
Total future minimum lease commitment $  666,845
                                      ===========


Through March 31, 2006 Qualia had not incurred any lease costs.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.    Description
----   ------------
31.1   Principal Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

No.    Description
----   -----------
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


                                   HOLMES HERBS, INC.


                                       /S/ John F. Metcalfe
Date: June 19, 2006                 By:_____________________________________
                                      John F. Metcalfe
                                      President, Chief Financial Officer and
                                      Director