Form 10QSB
period 2006-06-30
HOLMES BIOPHARMA, INC.
filed 2006-08-21
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-31129

Holmes Biopharma, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada                                             88-0412635

(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona 85258

(Address of principal executive offices)

(206) 245-4779

(Issuer's telephone number)

Holmes Herbs, Inc.

(Former name)

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

As of July 21, 2006, Holmes Biopharma, Inc. had a total of 41,506,608 post-forward split shares of  common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management=s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

11

PART II: OTHER INFORMATION

Item 6.  Exhibits

11

Signatures

12

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED FINANCIAL REPORTS

JUNE 30, 2006

INDEX

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Stockholders= Equity (Deficit)

6

Consolidated Statements of Cash Flows

7

Notes to Financial Statements

8

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005
ASSETS	June 30,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ 471,870	$ 606,030
Receivables	19,896	65,718
Prepaid Expenses	19,763	413
Total Current Assets	511,529	672,161
PROPERTY AND EQUIPMENT
Computer Equipment	83,967	-
Leasehold Improvements	76,833	-
Office Furniture and Equipment	286,525	-
Construction in Progress	425,372	-
Total Cost	872,697	-
Less Accumulated Depreciation	153	-
Net Book Value	872,544	-
OTHER ASSETS	33,686	15,000
TOTAL ASSETS	$1,417,759	$ 687,161

LIABILITIES
CURRENT LIABILITIES
Notes Payable, Related Party	$ 12,129	$ 11,504
Accounts Payable	423,927	64,022
Accrued Expenses	15,987	4,774
Total Current Liabilities	452,043	80,300
MINORITY INTEREST IN SUBSIDIARY	(195,734)	6,764

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 and 50,000,000
Shares Respectively; Issued and Outstanding, 40,282,632
and 11,887,480 Shares, Respectively	40,282	12,838
PAID IN CAPITAL	5,241,146	4,319,065
ACCUMULATED DEFICIT	(4,121,915)	(3,732,308)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,937	502
Total Stockholders' Equity (Deficit)	1,161,450	600,097

TOTAL LIABILITIES AND STOCKHOLDRES' EQUITY (DEFICIT)	$1,417,759	$ 687,161

HOLMES BIOPHARMA, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Statements of Operations For the Three and Six Months Ended, June 30, 2006

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended		Dec. 3, 1998 (inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005		June 30, 2006

Revenues	$ 18,340	$ -	$ 18,340	$ -		$ 18,340

Cost of Revenues	-	-	-	-		-

Gross Profit	18,340	-	18,340	-		$ 18,340

General, Selling and Administrative	396,420	2,303,634	621,145	2,306,484		4,362,217

Operating Loss	(378,080)	(2,303,634)	(602,805)	(2,306,484)		(4,343,877)

Nonoperating Income (Expense)
Interest Income	96	-	154	-		154
Miscellaneous Income (Loss)	(80)	-	3,440	-		(18,077)
Interest Expense	(292)	(331)	(1,244)	(658)		8,663

Net Loss Before Minority Interest	(378,356)	(2,303,965)	(600,455)	(2,307,142)	-	(4,353,137)

Minority Interest in Loss of Subsidiary	122,273	-	210,848	-		231,222

Net Loss	(256,083)	(2,303,965)	(389,607)	(2,307,142)		(4,121,915)

Net Loss Per Share, Basic and Diluted	$ (0.01)	$ (0.41)	$ (0.01)	$ (0.74)

Average Number of Shares of
Common Stock Outstanding	40,282,632	5,708,683	39,587,601	3,138,389

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICT)
JUNE 30, 2006 AND 2005

					Foreign Currency
	Common Stock		Paid In	Accumulated	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total

BALANCES, December 31, 2005	12,837,540	$ 12,838	$4,319,065	$(3,732,308)	$ 502	$ 600,097

Issuance of Reg S Common Stock	590,004	590	2,906,074	-	-	2,906,664

Selling Expenses of Reg S Common Stock	-	-	(1,957,139)	-	-	(1,957,139)

Stock Split (3 for 1)	26,855,088	26,854	(26,854)	-	-	-

Net Loss	-	-	-	(389,607)	-	(389,607)

Other Comprehensive Income	-	-	-	-	1,435	1,435

BALANCES, June 30, 2006	40,282,632	$ 40,282	$5,241,146	$(4,121,915)	$ 1,937	$ 1,161,450

HOLMES BIOPHARMA, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Statements of Cash Flows For the Three and Six Months Ended, June 30, 2006

	Six Months Ended	Six Months Ended	Dec. 3, 1998 (inception) to
	June 30, 2006	June 30, 2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (389,607)	$ (2,307,142)	$ (4,121,915)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Stock Issued for Services	-	2,287,500	3,486,280
Depreciation	153	-	153
Minority Interest in Loss of Subsidiary	(202,498)	-	(231,222)
Amortization of Debt Discount	1,350		4,479
Loss on Foreign Currency Translation	1,435	-	1,937
Changes in Current Assets and Current Liabilities
Decrease in Receivables	37,689	-	19,896
Increase in Prepaid Expenses	(11,217)	-	(19,763)
Increase in Trade Accounts Payable	359,905	(85)	423,927
Increase in Accrued Expenses	11,838	658	15,987
Net Cash Provided by (Used in) Operating Activities	(190,952)	(19,069)	(420,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(872,697)	-	(872,697)
Increase in Other Assets	(20,036)	-	(38,615)
Net Cash Used in Investing Activities	(892,733)	-	(911,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	949,525	24,802	1,780,148
Proceeds From Notes Payable, Related Party	-	-	12,025
Issuance of Convertible Debt, Related Party	-	-	5,000
Advances on Convertible Debenture Agreement	-	-	6,250
Net Cash Provided by Financing Activities	949,525	24,802	1,803,423

Net Increase (Decrease) in Cash	(134,160)	5,733	471,870

Cash, Beginning of Period	606,030	1,699	-

Cash, End of Period	$ 471,870	$ 7,432	$ 471,870

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

Notes to the Financial Statements

JUNE 30, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

In this report references to AHolmes Biopharma,@ Awe,@ Aus,@ and Aour@ refer to Holmes Biopharma, Inc.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this report contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (ASEC@), in press releases, quarterly conference calls or otherwise.  Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

Effective July 21, 2006, Holmes Herbs, Inc. changed its name to Holmes Biopharma, Inc. to more accurately reflect our new business operations in the clinical drug research industry.  We also effected a 3-for-1 forward stock split of our common shares on July 21, 2006 and changed our trading symbol to AHLMB@.   Management anticipates that the forward stock split will result in a lower trading range for our common stock which may make it easier to complete additional equity financing.  On August 2, 2006, we increased our authorized common stock from 50,000,000 to 100,000,000, par value $0.001.  Management believes the increase is authorized common stock will provide additional common stock for future equity financings.

During 2006 we have focused our attention on the development of the clinical drug research and development business of our majority owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation (AQualia@).  As a result we have recorded consolidated revenues of $18,340 for the three month period ended June 30, 2006 (the A2006 second quarter@) from operations at the Toronto, Ontario, Canada facility.

Qualia=s mission is to become a leading clinical research organization by providing integrated and cost effective clinical development services that help the pharmaceutical industry introduce new drug products.  Qualia will offer services to support global research and development of biotechnology, pharmaceutical and medical device companies.  Qualia intends to use a two-pronged strategy for entry into drug development and manufacturing business.  The first prong will be to provide drug development based on innovative drug delivery systems and the second prong will be to develop protein based generics and generic drugs based on abbreviated new drug applications

Qualia has hired management personnel to launch its operations and has contracts for clinical drug research with Eli Lilly and Merck & Co., Inc.  During the 2006 second quarter Qualia completed installation of furnishings and medical equipment in its clinical research facility in South Old Mill area of Omaha, Nebraska.  It completed regulatory inspections in July and it was awarded its first contract for a Phase I clinical research contract, also in July.

In August 2006 we announced Qualia=s strategic alliance with New Life Scientific, Inc. operating in Poland and Ukraine.  This alliance will provide Qualia with access to the Eastern European market and creates an international market for Qualia=s services.

Liquidity and Capital Resources

As of June 30, 2006, we had $471,870 cash and total assets of $1,417,759, which includes property and equipment of $872,544.  We have relied on sales of our common stock to fund our operations for the past two years.  Our auditors have expressed doubt that we can continue as a going concern; however, stockholders, officers and directors have committed to advance operating costs until we have operations that produce sufficient revenues.  We intend to rely on the proceeds from the sale of our common stock for the short term.  If consolidated cash flows can be improved through the operation of Qualia=s clinical research business, management believes that our liquidity problems will be resolved and we will move forward with our business plan.  However, no assurance can be given that management's actions will result in profitable operations.

We are seeking additional financing in the form of equity and debt in order to provide additional working capital to continue our clinical drug research business.  However, we cannot assure you that we will be successful in raising the funds needed and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of the Qualia=s clinical drug research and development business.

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000.  During the first quarter of 2006, we sold 590,004 shares in the European market for gross proceeds of $2,906,664, less selling fees and expenses of $1,957,139.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.  We received net proceeds of $949,525 during the six month period ended June 30, 2006 (the A2006 six month period@) from the sale of our common stock and received net proceeds of $24,802 from the sale of our common stock for the six month period ended June 30, 2005 (the A2005 six month period@).

As a public reporting company, we have the right within the parameters of current federal and state security laws and the rules and regulations of the SEC and the NASD to make additional public offerings in strict compliance with all applicable laws and regulations.  This is seen as a long-term plan to be undertaken if our growth warrants the need for additional capital, and if this need outweighs the dilution to our stockholders that would result from raising this additional capital.

Commitments and Contingent Liabilities

At June 30, 2006, we had total current liabilities of $452,043 compared to $80,300 at December 31, 2005. Of this amount $423,927 is related to accounts payable for the construction and opening of our new clinic in Omaha, Nebraska.

We agreed to provide $1,500,000 in funding for the development of the Qualia clinical research facility and as of June 30, 2006, we had provided $1,250,000.  The balance of $250,000 was provided by July 31, 2006.

On August 7, 2006, we entered into a convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.  The convertible debenture bears no interest and the term of the loan ends November 7, 2007.   The loan amount is convertible into common stock at the price of $1.00 per share during the term of the debenture, provided written notice is provided to Holmes Biopharma by Adlan Foundation.  If Adlan Foundation does not covert the loan amount during the term, then we have the right to either repay the $1 million, issue Adlan Foundation an amount of shares equal to the loan amount at $0.50 per share, or repay the loan with a combination of cash and shares.

Off-balance Sheet Arrangements

None.

Results of Operations

We recorded revenue of $18,340 for the 2006 second quarter and the 2006 six month period.  We did not record revenues for the 2005 second quarter or 2005 six month period.  These revenues were the result of clinical research business being conducted in our Toronto facility.  Management anticipates that consolidated revenues will increase if Qualia continues to enter into contracts for drug development and clinical research; however, there is no assurance that Qualia will become profitable in the near future.

General, selling and administrative expenses were $396,420 for the 2006 second quarter compared to $2,303,634 for the 2005 second quarter.  These expenses were $621,145 for the 2006 six month period compared to $2,306,484 for the 2005 six month period.  Compensatory expense of $2,287,500 was recognized in the 2005 second quarter as the result of issuing 750,000 common shares to Karsten Behrens for corporate planning and business development consulting services.

Our net loss is adjusted to account for minority interests in Qualia owned by third parties.  For the 2006 second quarter we recognized $122,273 for the minority interest in the loss of Qualia.  For the 2006 six month period we recognized $210,848 for the minority interest in the loss of Qualia.  Management anticipates that Qualia will continue to have losses for the short term.

As a result of the above, we recorded a net loss of $256,083 for the 2006 second quarter and $389,607 for the 2006 six month period compared to a net loss of $2,303,965 for the 2005 second quarter and $2,307,142 for the 2006 six month period.  We expect net losses to continue until Qualia fully develops its business plan.

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

Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were not effective.  His evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  Management is taking steps to implement appropriate corrective action including, but not limited to, accelerating the time tables related to the gathering and processing of financial and non-financial information required for our reports.  We have also engaged a new outside accounting service for the preparation of our financial statements and have changed our independent accounting firm.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

1.1

Trust Declaration between Holmes Herbs and Laguana Partners Ltd., dated May 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)

1.2

Agreement between Holmes Herbs and Natan Rotenberg - Brokerage, dated August 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)

3.1

Articles of Incorporation of Holmes Biopharma as amended (Incorporated by reference to exhibit 3.1 to Form 8-K filed August 15, 2006)

3.2

Bylaws of Holmes Biopharma

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

10.6

Convertible Debenture Agreement between Holmes Biopharma and Adlan Foundation, dated August 7, 2006

21.1

Subsidiaries of Holmes Biopharma (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLMES BIOPHARMA, INC.

Date: August 21, 2006

By:    /s/ John F. Metcalfe

John F. Metcalfe

President, Chief Financial Officer and Director

12