Form 10QSB
period 2006-09-30
HOLMES BIOPHARMA, INC.
filed 2006-11-21
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-31129

Holmes Biopharma, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0412635 (IRS Employer Identification No.)

8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona 85258

(Address of principal executive offices)

(206) 245-4779

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        Yes [  ]   No [X]

As of October 26, 2006, Holmes Biopharma, Inc. had a total of 43,814,486 post-forward split shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management=s Discussion and Analysis or Plan of Operation

8

Item 3. Controls and Procedures

10

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 6.  Exhibits

11

Signatures

13

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2006 and 2005, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	9/30/06	12/31/05
CURRENT ASSETS
Cash	$ 33,579	$ 606,030
Receivables	31,266	65,718
Prepaid Expenses	836	413
Total Current Assets	965,681	672,161

PROPERTY AND EQUIPMENT
Computer Equipment	86,829	-
Leasehold Improvements	82,536	-
Office Furniture and Equipment	369,599	-
Construction in Progress	445,193	-
Total Cost	984,157	-
Less Accumulated Depreciation	230	-
Net Book Value	983,927	-

OTHER ASSETS	296,757	15,000

TOTAL ASSETS	$ 2,246,365	$ 687,161

LIABILITIES

CURRENT LIABILITIES
Notes Payable, Related Party	$ 12,129	$ 11,504
Accounts Payable	195,753	64,022
Accrued Expenses	27,018	4,774
Total Current Liabilities	234,900	80,300

LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	436,781	-
MINORITY INTEREST IN SUBSIDIARY	-	6,764

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 and 50,000,000
Shares Respectively; Issued and Outstanding, 43,814,486
and 12,837,540 Shares, Respectively	43,815	12,838

PAID IN CAPITAL	7,432,025	4,319,065

ACCUMULATED DEFICIT	(5,903,043)	(3,732,308)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,887	502

Total Stockholders' Equity	1,574,684	600,097

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,246,365	$ 687,161

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three and Nine Months Ended, September 30, 2006 and 2005

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Dec. 3, 1998 (inception) to
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006

Revenues	$ -	$ -	$ 18,340	$ -	$ 18,340

Cost of Revenues	-	-	-	-	-

Gross Profit	-	-	18,340	-	$ 18,340

General, Selling and Administrative	1,569,758	1,130,505	2,190,905	3,436,995	5,931,975

Operating Loss	(1,569,758)	(1,130,505)	(2,172,565)	(3,436,995)	(5,913,635)

Non-operating Income (Expense)
Interest Income	75	-	229	-	229
Miscellaneous Income (Loss)	-	(8,802)	3,440	(8,802)	2,297
Interest Expense	(595)	(334)	(1,839)	(993)	8,066

Net Loss Before Minority Interest	(1,570,278)	(1,139,641)	(2,170,735)	(3,446,790)	(5,903,043)

Minority Interest in Loss of Subsidiary	-	-	-	-	-

Net Loss	$ (1,570,278)	$ (1,139,641)	$ (2,170,735)	$ (3,446,790)	$ (5,903,043)

Net Loss Per Share, Basic and Diluted	$ (0.04)	$ (0.03)	$ (0.05)	$ (0.19)

Average Number of Shares of
Common Stock Outstanding	41,168,047	36,651,459	40,279,909	18,593,697

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

					Foreign Currency
	Common Stock		Paid In	Accumulated	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total

BALANCES, December 31, 2005	12,837,540	$ 12,838	$ 4,319,065	$ (3,732,308)	$ 502	$ 600,097

Issuance of Common Stock	713,500	714	1,005,036			1,005,750

Issuance of Reg S Common Stock	3,408,358	3,408	6,662,050	-	-	6,665,458

Selling Expenses of Reg S Common Stock	-	-	(5,147,961)	-	-	(5,147,961)

Stock Split (3 for 1)	26,855,088	26,855	(26,855)	-	-	-

Beneficial Conversion Feature of Convertible Debt			620,690			620,690

Net Loss	-	-	-	(2,170,735)	-	(2,170,735)

Other Comprehensive Income	-	-	-	-	1,385	1,385

BALANCES, September 30, 2006	43,814,486	$ 43,815	$ 7,432,025	$ (5,903,043)	$ 1,887	$ 1,574,684

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Nine Months Ended, September 30, 2006 and 2005

	Nine Months Ended	Nine Months Ended		Dec. 3, 1998 (inception) to
	Sept. 30, 2006	Sept. 30, 2005		Sept. 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,170,735)	$ (3,446,790)	#	$ (5,903,043)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock Issued for Services	1,005,750	3,401,980		4,395,280
Depreciation	230	-		230
Minority Interest in Loss of Subsidiary	(6,764)	-		(15,000)
Amortization of Debt Discount	-	-		3,229
Amortization of Loan Fees and Debt Discount	103,149	-		103,149
Loss on Foreign Currency Translation	1,385	-		1,887
Changes in Current Assets and Current Liabilities
Decrease/(Increase) in Receivables	34,452	(64,740)		(22,743)
Increase in Prepaid Expenses	(423)	-		(8,969)
Increase in Trade Accounts Payable	131,731	(2,200)		195,363
Increase in Accrued Expenses	25,002	993		27,018
Net Cash Provided by Used in Operating Activities	(876,223)	(110,757)		(1,223,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(984,157)	-		(984,157)
Increase in Other Assets	(329,568)	-		(329,568)
Net Cash Used in Investing Activities	(1,313,725)	-		(1,313,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	1,517,497	527,018		2,525,878
Proceeds From Notes Payable, Related Party	-	-		12,025
Issuance of Convertible Debt, Related Party	-	-		5,000
Issuance of Convertible Debt	1,000,000	-		1,000,000
Advances on Convertible Debenture Agreement	-	-		6,250
Net Cash Provided by Financing Activities	2,517,497	527,018		3,549,153

Net Increase in Cash	327,549	416,261		933,579

Cash, Beginning of Period	606,030	1,699		-

Cash, End of Period	$ 933,579	$ 417,960		$ 933,579

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

Notes to the Financial Statements

SEPTEMBER 30, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

Effective July 21, 2006, Holmes Herbs, Inc. changed its name to Holmes Biopharma, Inc. to more accurately reflect our new business operations in the clinical drug research industry.  We also effected a 3-for-1forward stock split of our common shares on July 21, 2006 and changed our trading symbol to AHLMB@.   Management anticipates that the forward stock split will result in a lower trading range for our common stock which may make it easier to complete additional equity financing.  On August 2, 2006, we increased our authorized common stock from 50,000,000 to 100,000,000, par value $0.001.  Management believes the increase of our authorized common stock will provide additional common stock for future equity financings.

During 2006 we have focused our attention on the development of the clinical drug research and development business of our majority owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation (AQualia@).  As a result we recorded consolidated revenues of $18,340 during the 2006 second quarter from operations at Qualia=s  Toronto, Ontario facility.

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

Qualia continues to hire staff for operations for the Omaha, Nebraska facility and in October 2006 it had facility inspections by representatives of two pharmaceutical companies.  These facility inspections are an industry standard procedure that is completed before the award of a clinical research contract.   In October 2006 the Omaha facility commenced work on its first contract, a Phase I trial for rheumatoid arthritis patients.  The Omaha call center has completed preliminary screening for this study and the recruiting team has moved forward with screening patients for the study.  Also in October we announced that we had contracts in place that exceed $430,000 and have proposals for additional contracts pending.

Liquidity and Capital Resources

As of September 30, 2006, we had $933,579 cash and total assets of $2,246,365, which includes property and equipment of $984,157.  We recorded revenue of $18,340 during the second quarter of 2006 but have not recorded revenues for the third quarter of 2006.  We have relied on sales of our common stock to fund our operations for the past two years.  Our auditors have expressed doubt that we can continue as a going concern; however, stockholders, officers and directors have committed to advance operating costs until we have operations that produce sufficient revenues.  We intend to rely on the proceeds from the sale of our common stock for the short term.  If consolidated cash flows can be improved through the operation of Qualia=s clinical research business, management believes that our liquidity problems will be resolved and we will move forward with our business plan.  However, no assurance can be given that management's actions will result in profitable operations.

We are seeking additional financing in the form of equity and debt in order to provide additional working capital to continue Qualia=s clinical drug research business.  During the nine month period ended September 30, 2006 (the A2006 nine month period@) we realized net proceeds of $1,517,497 from a Regulation S offering of 10,000,000 shares (See Part II, Item 2, below).  We cannot assure you that we will be successful in raising the funds needed to support our cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of the Qualia=s clinical drug research and development business.

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

Commitments and Contingent Liabilities

At September 30, 2006, we had total current liabilities of $234,900 compared to $80,300 at December 31, 2005.  Accounts payable increased to $195,753 at September 30, 2006 primarily due costs associated with the opening of our Omaha, Nebraska clinic.

At September 30, 2006, we had total long-term liabilities of $436,781 related to a convertible debenture agreement.  On August 7, 2006, we entered into a convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.  The convertible debenture bears no interest and the term of the loan ends November 7, 2007.  The loan amount is convertible into common stock at the price of $1.00 per share during the term of the debenture, provided written notice is provided to Holmes Biopharma by Adlan Foundation.  If Adlan Foundation does not covert the outstanding loan amount during the term, then we have the right to either repay the debt, issue Adlan Foundation an amount of shares equal to the debt at $0.50 per share, or repay the debt with a combination of cash and shares.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The 2006 and 2005 periods have been restated too reflect the forward common stock split effected July 21, 2006.  The following chart summarizes our financial statements for the three and nine month periods ended September 30, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

SUMMARY OF OPERATING RESULTS
	Three month period ended Sept. 30, 2006 Sept. 30, 2005		Nine month period ended Sept. 30, 2006 Sept. 30, 2005
Revenues	$ B	$ B	$ 18,340	$ B
Cost of revenues	B	B	B	B
Gross profit	B	B	18,340	B
General, selling and administrative expenses	1,569,758	1,130,505	2,190,905	3,436,995
Non-operating income (expense)	(520)	(9,136)	(1,830)	(9,795)
Net loss	(1,570,278)	(1,139,641)	(2,170,735)	(3,446,790)
Net loss per share	$ (0.04)	$ (0.03)	$ (0.05)	$ (0.19)

We recorded revenues in the 2006 nine month period, but none for the three month period ended September 30, 2006 (the A2006 third quarter@).  These revenues were the result of clinical research business being conducted in Qualia=s Toronto facility during the second quarter of 2006.  Management anticipates that consolidated revenues will increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will become profitable in the near future.

General, selling and administrative expenses decreased for the 2006 nine month period compared to the nine month period ended September 30, 2005 (A2005 nine month period@).   These expenses increased for the 2006 third quarter compared to the three month period ended September 30, 2005 (the A2005 third quarter@).  These expenses are primarily comprised of the value of shares issued for services that were recognized as compensatory expense.  For the 2006 nine month periods we issued and aggregate of 649,000 shares of common stock for services valued at $909,000 and for the 2005 nine month period we issued an aggregate of 1,070,000 for services valued at $3,179,980.

Non-operating expenses for the 2006 and 2005 periods included primarily interest expense and miscellaneous losses.

We have recorded a net loss and a loss per share for both the 2006 and 2005 periods and we expect net losses to continue until Qualia fully develops its business plan.

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

Our Chief Financial Officer who also acts in the capacity of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by View Systems through the date of this filing that have not been previously disclosed.

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000.  For the 2006 nine month period we sold an aggregate of 3,408,358 Regulation S shares in the European market for gross proceeds $6,665,458 less selling fees and expenses of $5,147,961.  We relied on an exemption from registration provided by Section 903 of Regulation S.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

On August 10, 2006 we issued 125,000 shares of common stock to Abernathy, Mendelson & Associates in consideration for services valued at $175,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 27, 2006 we issued 4,000 shares of common stock to Lucy Godwin in consideration for services valued at $6,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

10.6

Convertible Debenture Agreement between Holmes Biopharma and Adlan Foundation, dated August 7, 2006 (Incorporated by reference to exhibit 10.6 to Form 10-QSB, filed August 21, 2006)

21.1

Subsidiaries of Holmes Biopharma (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLMES BIOPHARMA, INC.

Date: November 17, 2006

By:  /s/ John  F. Metcalfe

John F. Metcalfe

President, Chief Financial Officer and Director