Form 10KSB
period 2006-12-31
HOLMES BIOPHARMA, INC.
filed 2007-04-17
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND                 EXCHANGE ACT OF 1934

Commission File No. 000-31129

HOLMES BIOPHARMA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0412635 (IRS Employer Identification No.)
8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona (Address of principal executive offices)	85258 (Zip code)
Issuer's telephone number: 866-694-2803

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

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year: $441,285

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,688,641, as computed by reference to the trading price of the common equity on March 1, 2007.

The number of shares outstanding of the issuer’s common equity on March 1, 2007, was 45,883,913.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

6

Item 3.  Legal Proceedings

 6

Item 4.  Submission of Matters to a Vote of Security Holders

 6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

6

Item 6.  Management’s Discussion and Analysis or Plan of Operation

7

Item 7.  Financial Statements

 11

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 29

Item 8A. Controls and Procedures

29

Item 8B. Other Information

29

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the

              Exchange Act

29

Item 10.  Executive Compensation

30

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters31

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 32

Item 13.  Exhibits

33

Item 14.  Principal Accountant Fees and Services

33

Signatures

34

In this report references to “Holmes Biopharma” “we,” “us,” and “our” refer to Holmes Biopharma, Inc.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this report contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”), in press releases, quarterly conference calls or otherwise.  Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Holmes Biopharma, Inc. was incorporated under the laws of the State of Nevada on December 3,1998 as Holmes Herbs, Inc. to engage in the distribution of herbal and natural medicine products.   On May 20, 2005, we incorporated a wholly-owned subsidiary, Qualia Clinical Service Inc., a Nevada corporation (“Qualia”), for the purpose of developing a clinical drug research and development business.  On November 30, 2005, Qualia purchased Dr. Sohail Khattack’s business plan for clinical drug research and development in exchange for 15,000,000 shares of Qualia valued at $15,000.  In December 2005 Dr. Khattack was appointed President and CEO of this subsidiary and Qualia issued 7,500,000 of its common shares to him for his participation in the business development of Qualia.  Holmes Biopharma was issued 20,000,000 Qualia shares, resulting in Qualia remaining a majority-owned subsidiary of Holmes Biopharma.

Effective July 21, 2006, Holmes Herbs, Inc. changed its name to Holmes Biopharma, Inc. to more accurately reflect our new business operations in the clinical drug research industry.  We also effected a 1-to-3 forward stock split of our common shares on July 21, 2006, increased our authorized common stock to 100,000,000 and changed our trading symbol to “HLMB”.   We also have changed the name of our website to www.holmesbiopharma.com.

Our Business

At our inception, our strategy was to engage in the distribution of herbal and natural medicine products, however, our management has decided not to pursue sales of herbal or natural products at this time.   We will focus our efforts and resources on the development of Qualia as a contract research organization.

Qualia Clinical Services, Inc. Business

Qualia’s mission is to become a leading clinical research organization by providing integrated and cost effective clinical development services that help the pharmaceutical industry introduce new drug products.  Qualia offers services to support global research and development of biotechnology, pharmaceutical and medical device companies.  In recent years pharmaceutical companies have increasingly relied on outside clinical research organizations for research and manufacturing needs as a means to lower their costs related to personnel and infrastructure.  Management believes that this trend will continue and increase in coming years.  Qualia intends to become a strategic partner of pharmaceutical clients rather than just a service vendor.

We will rely on the expertise of Sohail Khattack, M.D., to operate Qualia’s clinical drug research business.  Dr. Khattack has worked on research, design and supervision of Phase I, II, III and IV trials, organized first-in man studies, set up bioequivalence, bioavailability and ADME studies.  He has overseen the writing and implementation of clinical Standard Operating Procedures working with the Food and Drug Administration.  He also has served on the advisory board of pharmaceutical companies such as Abbot, Novartis, Jansen Ortho and Shire Pharmaceuticals.

Qualia has engaged certain key personnel to direct its operations.  Its management appointed Azhar Kalim as General Manager to lead the marketing effort.  Qualia appointed Mark McDonald as Executive Director of the clinical research facility.  He has worked in management capacities for clinical research companies.  We appointed Jim Cunningham as Recruiting Director for our clinical research operations.  He will be responsible for recruiting study participants for our clinical trials.  Qualia appointed Robert J. Schwab, M.D. as Principle Investigator for out clinical pharmacology division.  He is board certified in Internal medicine and has been practicing for the past nine years.   Qualia also appointed Andrew Nehls as Clinical Study Manager.  Mr. Nehls holds a Masters degree in Pharmaceutical Sciences, Drug Delivery.

Qualia’ management also created an advisory board and appointed Mohammed A. Quader, M.D. as Chief Scientific Advisor.  Dr. Quader is a board certified cardio thoracic surgeon.  During his medical career he has conducted several clinical studies.

In February 2006 Qualia entered into a lease agreement for a facility in Omaha, Nebraska.  In August 2006 it  hosted a grand opening of a Phase I multi-bed clinical research facility at this location.  In October 2006 the Omaha facility commenced work on its first contract, a Phase I trial for rheumatoid arthritis patients.  During 2006 Qualia also operated a day-use Phase III and IV clinical research facility in Toronto, Canada.

In August 2006 we announced Qualia’s strategic alliance with New Life Scientific, Inc. operating in Poland and Ukraine.  This alliance will provide Qualia with access to the Eastern European market and creates an international market for Qualia’s services.

During 2006 Qualia completed seven clinical projects and received requests for several follow-up projects with the same sponsors.  Qualia anticipates that it will initiate at least four additional new projects in the next six months.

Management believes that the aging population will continue to drive the demand for drugs and that the rising medical costs will create a need for innovation in new drugs and the introduction of more generic drugs.

Clinical Trial Industry

New pharmaceutical products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness.  Companies seeking approval for these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials.  Preclinical trials typically last for up to three years and involve animal testing and laboratory analyses to determine the basic biological activity and safety of the drug.  Upon successful completion of the preclinical phase, the drug undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease.  Clinical trials are conducted over a period typically lasting five to seven years and involve hundreds or thousands of human subjects.

Preclinical and clinical testing must comply with the requirements of Good Laboratory Practice (“GLP”), Good Clinical Practice (“GCP”) and other standards promulgated by the Food and Drug Administration (“FDA”) and other federal and state governmental authorities.  GLP regulations mandate standardized procedures for controlling studies, recording and reporting data and retaining appropriate records for preclinical testing.  GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects.

In the United States, a drug sponsor must file an Investigational New Drug (IND) application with the FDA before the commencement of human testing of a drug.  The IND includes preclinical testing results and sets forth the sponsor's plans for conducting human clinical trials.  The design of these plans, also referred to as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug.  In the absence of any comments from the FDA, human clinical trials may begin 30 days after the IND is filed.  Clinical trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy.  Trials are usually grouped into four phases, with multiple trials generally conducted within each phase.

PHASE I:  Phase I trials are conducted on healthy volunteers, typically 20 to 80 persons, to develop basic safety data relating to toxicity, metabolism, absorption and other pharmacological actions.  These trials last an average of six months to one year.

PHASE II:  Phase II trials are conducted on a small number of subjects, typically 100 to 400 patients, who suffer from the drug's targeted disease or condition.  Phase II trials offer the first evidence of clinical efficacy, as well as additional safety data. These trials last an average of two years.

PHASE III:  Phase III trials are conducted on a significantly larger population of several hundred to several thousand patients, some of whom suffer from the targeted disease or condition and some of whom are healthy.  Phase III trials are designed to measure efficacy on a large scale as well as long-term side effects.  These trials involve numerous sites and generally last two to three years.

PHASE IV:  As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations.  With the increasing importance of Phase IV trials has also come increased complexity in the scope of the trials (i.e., the number of patients tested) and the manner in which they are conducted (i.e., the number of sites at which testing is performed). Phase IV trials generally last one to four years.

Business Strategy

The outsourcing of preclinical and clinical trials for pharmaceutical, biotechnology and medical device products is estimated to be growing at least as much as the rate of growth in global research and development expenditures by major pharmaceutical companies.  The contract research organization industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other contract research organization, many of which have substantially greater resources than Holmes Biopharma.   However, we believe Qualia can take advantage of the trend toward outsourcing based upon the quality of its staff and facilities.

Qulia offers complete services for the design, placement, performance and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs and medical devices.  It has the capability to manage every aspect of trials in Phases I through IV, including design of protocols, operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation.  Qualia generally is awarded contracts based, among other things, upon its response to requests for proposal received from pharmaceutical, biotechnology and medical device companies.

Competition

Qualia primarily competes with pharmaceutical companies' own in-house research departments, other contract research organizations, universities and teaching hospitals.  The contract research organizations industry is still fragmented, with full-service contract research organizations with global capacities, several mid-size contract research organizations and many small, limited-service providers.  In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than Qualia.  Clients choose a contract research organization based on several factors, the most important of which is the quality of the work performed for existing clients.

Government Regulation

The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products that have been proven to be safe and effective are made available to the public.  The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products, and post-marketing requirements. Pursuant to FDA regulations, contract research organizations that assume obligations of a drug sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations.  In the United States, the historical trend has been in the direction of increased regulation by the FDA. Qualia believes that many pharmaceutical, biotechnology and medical device companies do not have the staff and/or the available expertise to comply with all of the regulations and standards, and this has contributed and will continue to contribute to the growth of the contract research organization industry.  The services provided by Qualia are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulations present in the United States. Qualia is obligated to comply with FDA regulations governing such activities as selecting qualified investigators, obtaining required forms from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug/device accountability, and instructing investigators to maintain records and reports.  Qualia must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA during audits.  If such audits document that Qualia has failed to adequately comply with Federal regulations and guidelines, it could have a material adverse effect on the company.  In addition, Qualia’s failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could damage Qualia’s reputation.

Employees

Holmes Biopharma does not have any employees at this time.

ITEM 2. DESCRIPTION OF PROPERTY

Holmes Biopharma’s principal executive and administrative offices are located in Scottsdale, Arizona.  We pay $1,000 on a month-to-month basis for office space, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services.

Qualia entered into a five year lease agreement for a 22,180 square foot facility in Omaha, Nebraska and pays approximately $13,000 per month for that facility.  The lease includes an annual escalator and no rent for the six month period from March through August 2007 and expires February 28, 2011.  Qualia will pay for its own tenant improvements which are estimated to cost between $350,000 and $450,000.  Qualia also leases a 1,900 square foot facility in Toronto, Ontario, Canada for $3,600 (Canadian).

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “HLMB”.  The following table sets forth the range of high and low bid prices of our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board and Pink Sheets LLC.  On July 31, 2006 we effected a 1-to-3 forward split of our common stock. The forward stock split is reflected in the quarterly periods ended September 30 and December 31, 2006.   These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2005		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.00 0.29 3.90 5.00	$ 0.00 0.00 0.00 2.75	$ 5.50 4.50 1.68 1.40	$ 3.35 2.05 0.40 0.51

Our shares may be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

Issued by a registered investment company; or

$

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of March 1, 2007, we had 76 shareholders of record, which does not include Regulation S shares held in Europe or shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

On November 3, 2006 our board authorized the issuance of 7,000 shares of common stock to D.B. Thomas in consideration for business development services valued at $7,500.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

During 2006 we have focused our attention on the development of Qualia’s clinical drug research and development business.  Management took steps in 2006 to position the company for this shift in business operations.   In July 2006 we changed our corporate name to Holmes Biopharma, Inc. to more accurately reflect our new business operations in the clinical drug research industry.  We effected a 3-for-1 forward stock split of our common shares and increased our authorized common stock from 50,000,000 to 100,000,000, par value $0.001.  Management believes the increase is authorized common stock will provide additional common stock for future equity financings.

In October 2006 the Omaha facility commenced work on its first contract, a Phase I trial for rheumatoid arthritis patients.  The Omaha call center completed preliminary screening for this study and the recruiting team moved forward with screening patients for the study.  Also in October we announced that we had contracts in place that exceed $430,000 and had proposals for additional contracts pending.

During the year ended December 31, 2006 we advanced approximately $2.6 million to Qualia for its operations.  Our challenge for the next twelve months will be to obtain funding for Qualia’s continued growth.

Liquidity and Capital Resources

At December 31, 2006, we had $626,444 cash and total assets of $2,165,720, which includes property and equipment of $998,439.  We did not record revenues during the 2005 year, but recorded consolidated revenues of $18,340 during the second quarter of 2006 from Qualia’s operations.  Qualia did not record revenues for the third quarter of 2006, but its revenues increased to $422,945 for the fourth quarter of 2006.  Revenues are not at a level to support continued growth of Qualia and management anticipates that we will continue to rely on equity financings to fund its business plan.

Our cash is used for our operations and for advances to Qualia for further development of its operations.  As of December 31, 2006 we have advanced over $2.6 million in funds to Qualia for leasehold improvements and operations.  Management intends to continue to use our cash and equity financings for further development of Qualia.

We have relied on sales of our common stock as a source of funding for the past two years.  Our independent accounting firm has expressed doubt that we can continue as a going concern because Qualia, which is the source of our revenues, has only recently started its clinical operations.  However, we have been successful at raising capital through the sale of our stock and stockholders, officers and directors have committed to advance operating costs until Qualia has operations that produce sufficient revenues.

We intend to rely on the proceeds from the sale of our stock for the short term for our business plan.  If consolidated cash flows can be improved through the operation of Qualia’s clinical research business, management believes that our liquidity problems will be resolved.  However, no assurance can be given that management's actions will result in profitable operations.

We are seeking additional financing in the form of equity and debt in order to provide additional working capital to continue Qualia’s clinical drug research business.  During 2006 we realized net proceeds of $1,191,697 from the sale of 7,116,820 shares of Regulation S stock.  We initiated the Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000 and we closed this offering in May 2006.  We also relied on a convertible debenture agreement for financing of $1,000,000, discussed below.  We cannot assure you that we will be successful in raising the funds needed to support our cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of the Qualia’s clinical drug research and development business.

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

Commitments and Contingent Liabilities

At December 31, 2006, we had consolidated total current liabilities of $789,971 compared to $80,300 at December 31, 2005.   These liabilities included a payable of $353,781 related to a convertible debenture agreement.   On August 10, 2006, we entered into the convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.   We paid a fee of $125,000 in cash and 125,000 shares of common stock valued at $198,750, for a total of $323,750.  The convertible debenture bears no interest and the term of the loan ends November 7, 2007.  The loan amount is convertible into common stock at the price of $1.00 per share during the term of the debenture, provided written notice is provided to Holmes Biopharma by Adlan Foundation.  If Adlan Foundation does not covert the outstanding loan amount during the term, then we have the right to either repay the debt, issue Adlan Foundation an amount of shares equal to the debt at $0.50 per share, or repay the debt with a combination of cash and shares.  The loan fees are being amortized over the term of the debenture and the accumulated amortization was $103,430 at December 31, 2006.  We also recorded $963,716 of additional paid-in capital as a result of the beneficial conversion feature of this agreement.

We recorded accounts payable of $292,909 at December 31, 2006 primarily due to costs associated with the opening of Qualia’s Omaha, Nebraska clinic.  Qualia also has an operating lease and for 2006 it recorded rent expense under this lease agreement of $61,196.  The future minimum lease payments under this noncancelable operating lease as of December 31, 2006 were $615,089 through 2011

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The following chart summarizes our consolidated financial statements for the years ended December 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.  The 2006 and 2005 years have been restated to reflect the forward common stock split effected July 21, 2006.

SUMMARY OF OPERATING RESULTS
	Year ended December 31
	2006	2005
Revenues	$ 441,285	$ –
Cost of revenues	61,888	–
Gross profit	379,397	–
General, selling and administrative expenses	2,490,758	3,587,576
Net loss before minority interest	(2,403,170)	(3,612,921)
Minority Interest in loss of subsidiary	–	(11,034)
Net loss	(2,403,170)	(3,601,887)
Net loss per share	$ (0.05)	$ (0.15)

We recorded consolidated revenues in 2006, but did not record revenues for 2005.  Management anticipates that consolidated revenues will increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will become profitable in the near future.  Revenue is recognized when services are performed.  Contracts can range in duration from a few months to two years, and generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon hours worked or samples tested.  For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above.  Additional payments may be made based upon the achievement of performance-based milestones over the contract duration.

General, selling and administrative expenses decreased in 2006 compared to 2005.  For 2006 these expenses were primarily related to the costs of launching and sustaining Qualia’s operations.  For 2005 these expenses were primarily comprised of the value of shares issued for services that were recognized as compensatory expense.  We issued shares valued at $2,574,300 for professional services connected with our Regulation S offering and we recognized $892,480 in compensation expense for 320,000 shares issued to various consultants who provided services related to our operations.

Interest expense for the 2006 was primarily related to the interest expense of the convertible debenture agreement with Adlan Foundation.

We recognized a minority interest loss of $11,034 related to our portion of Qualia’s loss in 2005.

We have recorded a net loss and a net loss per share for both 2006 and 2005 and expect net losses to continue until Qualia fully develops its business plan.

Factors Affecting Future Performance

Operating costs for clinical research are relatively fixed, but variations of the timing of contracts may lead to fluctuation in quarterly operating results.

Qualia’s quarterly operating results have fluctuated as a result of factors such as delays experienced in opening its clinical facilities and implementing or completing particular clinical trials, and termination of clinical trials.  Since a high percentage of its operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of trials may cause significant variations in quarterly operating results. Therefore, results of one quarter are not necessarily indicative of results for the next quarter.

Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug.

Qualia monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials. Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial.  As a result, Qualia could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from a clinical trial.  However, Qualia believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards and the need to obtain each patient's informed consent.  To reduce its potential liability, Qualia seeks to obtain indemnity provisions in its contracts with clients. These indemnities generally do not, however, protect the company against certain of its own actions such as those involving negligence or misconduct.  Also, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities vary from client to client and from trial to trial.

Qualia is dependent upon the ability of third parties to fund research and development.

As a provider of preclinical and clinical research services to pharmaceutical, biotechnology and medical device clients, Qualia’s ability to win new outsourced contracts from the pharmaceutical industry is dependent upon the rate of research and development expenditure by that industry. This in turn can be influenced by a variety of factors, including mergers within the pharmaceutical industry, the availability of capital to the biotechnology industry, and by the impact of government reimbursement rates for Medicare and Medicaid programs. Consequently, the success of the company to grow and win new outsourced contracts is highly dependent upon the ability of the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels.

Clinical trial contracts may be terminated at any time, which may result in reduced revenues.

Qualia’s clients generally have the right to terminate a contract at any time during a clinical trial, potentially causing periods of excess capacity and reductions in net service revenue and net income.  Trials may be terminated for various reasons, including unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug or the client's decision to de-emphasize a particular trial. At this initial phase of Qualia’s operations, the termination of any one trial would have a material adverse impact on the company.  The loss of a large trial or the simultaneous loss of multiple trials could result in unplanned periods of excess capacity and adversely affect Qualia’s future revenue and profitability.  In most instances, if a contract is terminated, Qualia is entitled to receive revenue earned to date as well as, at times, a termination fee.  However, because the company's contracts are predominately fixed price contracts, Qualia bears the risk of cost overruns.

The health care industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries.

In recent years, several comprehensive health care reform proposals were introduced in the United States Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures.  While none of the proposals were adopted, the United States Congress may again address health care reform.  In addition, foreign governments may also undertake health care reforms in their respective countries.  Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could decrease the business opportunities available to Qualia.  Qualia is unable to predict the likelihood of such or similar legislation being enacted into law or the effect such legislation would have on its operations.

ITEM 7.  FINANCIAL STATEMENTS

HOLMES BIOPHARMA, INC.

(A Development Stage Enterprise)

CONSOLIDATED FINANCIAL REPORTS

December 31, 2005 and 2006

INDEX

Reports of Independent Registered Public Accounting Firms

12

Consolidated Balance Sheet

14

Consolidated Statements of Operations

15

Consolidated Statements of Stockholders’ Equity (Deficit)

16

Consolidated Statements of Cash Flows

17

Notes to Consolidated Financial Statements

18

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Holmes Biopharma, Inc. and Subsidiary

(formerly Holmes Herbs, Inc.)

We have audited the accompanying consolidated balance sheet of Holmes Biopharma, Inc. and Subsidiary (formerly Holmes Herbs, Inc.) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holmes Biopharma, Inc. and Subsidiary (formerly Holmes Herbs, Inc.) as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Holmes Biopharma, Inc. and Subsidiary will continue as a going concern.  As discussed in Note 2 to the financial statements, Holmes Biopharma, Inc. has suffered losses during the periods presented which raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 9, 2007

________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Holmes Herbs, Inc.

Scottsdale, Arizona

I have audited the accompanying consolidated balance sheets of Holmes Herbs, Inc. (A Development Stage Enterprise) as of December 31, 2005 and the related consolidated statements of operations, stockholders= deficit, and cash flows for the year then ended and the period December 3, 1998 (inception) through December 31, 2005.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management=s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kyle L. Tingle

Kyle L. Tingle, CPA, LLC

June 6, 2006

Las Vegas, Nevada

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
ASSETS
12/31/06
CURRENT ASSETS
Cash	$ 626,444
Receivables, Net of Allowance for Doubtful Accounts of $2,526	347,343
Prepaid Expenses	5,499
Total Current Assets	979,286

PROPERTY AND EQUIPMENT
Computer Equipment	87,958
Leasehold Improvements	532,804
Office Furniture and Equipment	377,677
Total Cost	998,439
Less Accumulated Depreciation	46,348
Net Book Value	952,091

OTHER ASSETS	234,343

TOTAL ASSETS	$ 2,165,720

LIABILITIES

CURRENT LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	$ 353,781
Note Payable	2,025
Accounts Payable	292,909
Deferred Revenue	110,940
Accrued Expenses	30,316
Total Current Liabilities	789,971

COMMITMENTS	-
STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares
Issued and Outstanding, 46,342,940	46,343

PAID IN CAPITAL	7,462,798

ACCUMULATED DEFICIT	(6,135,478)

OTHER ACCUMULATED COMPREHENSIVE INCOME	2,086

Total Stockholders' Equity	1,375,749

TOTAL LIABILITIES AND STOCKHOLDRES' EQUITY	$ 2,165,720

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005
	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005
Revenues	$ 441,285	$ -
Cost of Revenues	61,888	-

Gross Profit	379,397	-

General, Selling and Administrative
Advertising and Marketing	269,116	-
Depreciation and Amortization	149,778	-
Insurance	93,988	-
Contract Labor	478,458	10,991
Professional and Consulting Fees	289,698	3,542,348
Rent	96,603	660
Office Expense	202,864	3,634
Travel, Meals and Entertainment	253,637	4,088
Salaries and Wages	495,440	-
Payroll Taxes	45,890	-
Other	115,286	25,855
Total General, Selling and Administrative	2,490,758	3,587,576

Operating Loss	(2,111,361)	(3,587,576)

Non-operating Income (Expense)
Miscellaneous Income (Loss)	12,825	(18,719)
Interest Expense	(304,634)	(3,828)
Net Loss Before Minority Interest	(2,403,170)	(3,610,123)

Loss of Subsidiary	-	8,236
Net Loss Before Income Taxes	(2,403,170)	(3,601,887)
Income Taxes	-	-

Net Loss	$ (2,403,170)	$ (3,601,887)

Net Loss Per Share, Basic and Diluted	$ (0.05)	$ (0.15)

Average Number of Shares of Common Stock Outstanding	44,828,952	23,575,692

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the fiscal years ended
December 31, 2006 and 2005:
	December 31, 2006	December 31, 2005
Net loss	$ (2,403,170)	$ (3,601,887)
Foreign currency translation adjustment	1,584	502
Comprehensive loss	$ (2,401,586)	$ (3,601,385)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006 and 2005
				Accumulated
				Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, January 1, 2005	1,612,440	$ 1,612	$ 95,313	$ -	$ (130,421)	$ (33,496)

Issuance of Common Stock	31,993,500	31,994	10,807	-	-	42,801
Issuance of Common Stock For Services	3,210,000	3,210	3,176,770	-	-	3,179,980
Reg S Stock Issued For Services	345,000	345	286,455	-	-	286,800
Issuance of Reg S Stock	1,351,680	1,352	725,120	-	-	726,472
Foreign Currency Translation Adjustments	-	-	-	502	-	502
Net Loss, December 31, 2005	-	-	-	-	(3,601,887)	(3,601,887)
Balances, December 31, 2005	38,512,620	38,513	4,294,465	502	(3,732,308)	601,172

Issuance of Common Stock For Services	713,500	713	1,005,036	-	-	1,005,749
Issuance of Reg S Stock, Net of Selling Expenses	7,116,820	7,117	1,184,580	-	-	1,191,697
Beneficial Conversion Feature of Convertible Debt	-	-	978,717	-	-	978,717
Foreign Currency Translation Adjustments	-	-	-	1,584	-	1,584
Net Loss, December 31, 2006	-	-	-	-	(2,403,170)	(2,403,170)
Balances, December 31, 2006	46,342,940	$ 46,343	$ 7,462,798	$ 2,086	$ (6,135,478)	$ 1,375,749

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2006 and 2005
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,403,170)	$ (3,601,887)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock Issued for Services	1,005,749	3,466,780
Depreciation and Amortization	149,778
Minority Interest in Loss of Subsidiary	-	(8,236)
Impairment of Intangible Asset	15,000	-
Accretion of Convertible Debenture, Net	127,167	-
Deposits	(20,787)	2,500
Changes in Current Assets and Current Liabilities
Increase in Receivables	(289,758)	(57,083)
Decrease (Increase) in Prepaid Expenses	3,047	(8,546)
Increase in Trade Accounts Payable	230,232	40,202
Increase in Deferred Revenues	110,940	-
Increase in Accrued Expenses	25,542	1,328
Net Cash Provided by (Used in) Operating Activities	(1,046,260)	(164,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(998,439)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	1,191,697	769,273
Loan Fees Paid	(125,000)	-
Issuance of Convertible Debt	1,000,000	-
Net Cash Provided by Financing Activities	2,066,697	769,273

Effect of Exchange Rate Changes on Cash	(1,584)	-

Net Increase in Cash	20,414	604,331

Cash, Beginning of Period	606,030	1,699

Cash, End of Period	$ 626,444	$ 606,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -
Stock Issued for Services	$ 1,005,749	$ 3,466,780

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation

Nature of business

Holmes was organized December 3, 1998 under the laws of the State of Nevada.  Qualia was organized May 20, 2005 under the laws of the State of Nevada. The Company began  operations during 2006 as a contract research organization performing various studies for pharmaceutical companies.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Holmes Biopharma, Inc. ("Holmes" formerly Holmes Herbs, Inc.), include the accounts of the Holmes and its 57% - owned subsidiary, Qualia Clinical Service, Inc. ("Qualia"), collectively the "Company".  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

The Company recognizes revenue as services are performed.  Contracts can range in duration from a few months to two years, and generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured.

Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above.  Additional payments may be made based upon the achievement of performance-based milestones over the contract duration.  Most contracts are terminable by the client either immediately or upon notice.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company’s policy is to invest excess cash in income-producing investments.  Cash equivalents consist of temporary cash investments with maturities of three months or less.  For purposes of the statements of cash flows, the Company includes these amounts in cash and cash equivalents

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible.   Recoveries of trade accounts receivable previously written off are recorded when received.

Concentration of Credit Risk

The Company has two types of financial instruments subject to credit risk. The Company maintains a bank account in which the balance sometimes exceeds federally insured limits of $100,000.  Trade accounts receivable also subject the company to credit risk.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for additions and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred.  The costs of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains or losses from property disposals are recognized in the year of disposal.  Leasehold Improvements are depreciated over the lesser of the life of the lease or managements’ estimate of useful life.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is computed using the straight line method (both straight-line and accelerated methods) over the following estimated useful lives which varies from three to seven years.  Depreciation expense amounted to $46,348 in 2006.  Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005

Computer Equipment	$ 87,958	$ 0

Leasehold Improvements	$ 532,804	$ 0

Office Furniture and Equipment	$ 377,677	$ 0

Less Accumulated Depreciation	$ 46,348	$ 0

Net Book Value	$ 952,091	$ 0

Expenditures for deposits, equipment and parts for additions or improvements to equipment are recorded as projects in progress and are depreciated when completed and placed into service.  The Company’s property and equipment is not pledged as collateral on any indebtedness at December 31, 2006.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Going Concern

The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company incurred cumulative net losses of $5,971,513 from operations through December 31, 2006 and has only recently commenced its clinical operations, raising substantial doubt about the Company's ability to continue as a going concern.

The Company has committed over $2.6 million in funds for the Qualia facilities and has been successful in raising capital through the end of the year.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. Management does not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide a measurement attribute for the financial statement recognition of the tax position. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial condition and results of operations.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial condition and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which requires that companies utilize a “dual-approach” when quantifying and evaluating the materiality of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108, but does not expect that it will have a material effect on its financial condition or results of operations.

Use of estimates

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable.  If the long-lived asset or group of assets is considered to be impaired, an impairment change is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2006.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, convertible debt and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

Note 3. Intangible Asset

The Company follows SFAS 142 for the loan fees and other intangible assets which requires other intangible assets to be amortized only if they have finite useful lives.  The useful lifes of the intangible assets that are being amortized are evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia (See Note 4). Under the terms of the agreement, the director and president agreed to sell his business plan for clinical drug research and development to Holmes in exchange for 15,000,000 shares of Qualia valued at $0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  On December 15, 2005 Qualia issued 7,500,000 shares and the other 7,500,000 shares were issued to the director and other Qualia employees during 2006. Fair value of the business plan was negotiated in an arms length transaction by the parties to be $15,000.  During 2006, the Company classified the $15,000 as a charge to operations.

On August 10, 2006, the Company entered into a convertible debenture agreement (See Note 6) whereby the Company paid a fee of $125,000 in cash and a 125,000 common shares of stock valued at $183,750 for a total of $308,750.  These loan fees are being amortized over the term of the debenture.  Accumulated amortization was $123,500 at December 31, 2006.

Note 4. Business combination

On November 30, 2005, Holmes executed an agreement with the now director and president of Qualia.  The agreement provides that Holmes be issued 20,000,000 shares of Qualia valued at $0.001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. On December 15, 2005 Qualia accordingly issued 20,000,000 shares to Holmes making it a 57.14%  majority stockholder. As of December 31, 2006 Holmes had advanced approximately $2,600,000 to Qualia.  As stated in Note 3, the director and president of Qualia was awarded 15,000,000 shares (42.86%) in compensation for his business plan for Qualia Clinical Services.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all operations of the subsidiary, offsetting equity and operations for the minority interest in the operations and equity of Qualia. The Company recorded a minority interest loss of $8,236 for the year ended December 31, 2005 related to its portion of Qualia’s loss for that period.  The Company did not record a minority interest loss for the year ended December 31, 2006 because 42.86% of the accumulated deficit of Qualia’s net loss for that year exceeded the $20,000 invested and therefore no minority interest existed.

Note 5. Stockholders' Equity

Common stock

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

On May 21, 2005, the company adopted "The 2005 Equity Incentive Plan of Holmes Biopharma, Inc." (The "Plan").  Under the Plan, the Company may, from time to time, issue stock or grant options to acquire the Company's common stock, par value $0.001, to employees of the Company or is subsidiaries, according to the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, the Company may issue stock or grant options to other individuals, including consultants or advisors, who provide bone fide services to the company that contribute to the success of the Company or its subsidiaries. The Company has reserved 5,000,000 shares of common stock to be used for such Plan.

On July 21, 2006, the Company's Board of Directors authorized a forward split of the common stock of the Company on a 3 for 1 basis.  Prior period information has been restated to reflect the stock splits.

During the year ended December 31, 2006 the Company sold an aggregate of 7,116,820 shares of Regulation S common stock in the European market for proceeds of $1,191,697.

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

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006 and December 31, 2005, the Company had no dilutive potential common shares.

	2006	2005
Income (Loss) Numerator	$ (2,403,170)	$ (3,601,887)
Shares (Denominator)	44,828,952	23,575,692
Per Share Amount	$ (0.05)	$ (0.15)

Note 6. Convertible Debentures Payable

On August 10, 2006 the Company entered into a $1,000,000 Convertible Debenture Agreement with a foundation.  The term of the agreement is fifteen months and it allows the lender the right to convert the principal to common stock at a value $1.00 per share, in whole or in part at any time during the term.  If the lender does not convert the principal during the term, the Company shall have the right to either repay the principal without interest or covert the principal to common stock at a value of $.50 per share. In accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that a beneficial conversion feature existed at the date of issuing the convertible debt.  This note is due November 7, 2007.

During 2003 and 2004 the Company entered into Convertible Debenture Agreement with related parties.  The outstanding balance on these debentures was $11,250 at December 31, 2006 and 2005.  The debentures are payable during 2007 and carry interest of 10% per annum.  The Company determined that no beneficial conversion feature existed at the date of issuing the convertible debt.   In conjunction with the above transactions, the Company recorded discounts on the convertible debt totaling approximately $963,000 during 2006.  The discounts are expensed as interest expense over the term of the loan.

Balances for notes payable and related accrued interest payable for the debentures are as follows:

	2006	2005
Convertible debt	$ 1,000,000	$ 0
Unamortized debt discount	(657,469)	(1,771)
Convertible debt, related	11,250	11,250
Notes payable, related	$ 2,025	$ 2,205

Interest expense related to the beneficial conversion feature for the Convertible Debenture Agreement was $304,635 and $2,500 for the years ended December 31, 2006 and 2005, respectively.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Based Expenses

On June 15, 2005, the Company entered into a consulting agreement with an international consultant to provide corporate planning and business development services for a period of one year.  Compensation for the consulting agreement was the nonrefundable issuance of 750,000 unrestricted shares upon execution of the agreement.  The weighted average of the share price of the Company was $1.02 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $2,287,500 was recognized as the fair market value of the shares.

The consultant has also been engaged to sell up to 2,000,000 or the authorized Reg S shares on the Berlin Stock Exchange for the benefit of the Company.  The consultant will receive consideration at 5% of the selling value of the shares, only as the shares are sold.  Any unsold shares will be returned to the Company.

On August 1, 2005, the Company entered into a consulting agreement with a German broker to be the market maker for the Company's Reg S stock.  Under the agreement, the broker will receive 35% of the proceeds and approved expenses. The broker also received 100,000 shares of the Reg S stock upon execution of the agreement.  The opening price of the Reg S shares on a German exchange was $.74 and used as the basis for valuing the agreement.  Consulting expense of $222,000 was recognized for the shares issued.

On September 6, 2005, the Company entered into consulting agreements under the Plan as described in Note 3.  For the consulting agreements, the Company issued 320,000 shares of free trading common stock.  The weighted average of the share price of the Company was $.93 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $892,480 was recognized as the fair market value of the shares.

On December 8, 2005, the Company issued an additional 15,000 shares to the German broker, the market maker for the Company's Reg S stock, as a bonus for his services.  The weighted average of the share price of the Company was $1.44 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $64,800 was recognized for the shares issued.

On July 24, 2006 the Company issued an aggregate of 64,500 shares of common stock to  consultants for services rendered to the Company.  The weighted average of the share price of the Company was $1.50 for the 5 trading days prior to the issuance of the shares.  Compensation expense of $96,750 was recognized for the shares issued.

On July 27, 2006, the Company issued 4,000 shares to a consultant for services rendered to the Company.  The weighted average of the share price of the Company was $1.50 for the 5 trading days prior to the issuance of the shares.  Compensation expense of $6,000 was recognized for the shares issued.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2006, the Company entered into consulting agreements under the Plan as described in Note 3.  For the consulting agreements, the Company issued 520,000 shares of free trading common stock.  The weighted average of the share price of the Company was $1.40 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $728,000 was recognized as the fair market value of the shares.

On August 10, 2006 the Company issued 125,000 shares as a portion of a fee for a convertible debenture agreement described in Note 6.  The shares were valued at $175,000.

Note 8. Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to the net operating loss carryforward of $6,135,478 as of December 31, 2006 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2006 are as follows:

2006
Deferred tax asset: Net operating loss carryforward Valuation allowance	$ 2,086,063 (2,086,063) $ –

The components of the Company's deferred tax asset as of December 31, 2005 are as follows:

2005
Net operating loss carryforward Valuation allowance Net deferred tax asset	$ 1,264,784 (1,264,784) $ –

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net federal operating loss carry forward will expire between 2016 and 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  The components of income tax expense are as follows:

	December 31, 2006 2005
Current Federal Tax	$ 0	$ 0
Current State Tax	0	0
Change in NOL benefit	821,279	1,220,441
Change in allowance	$ 821,279	$ 1,220,441

Note 9. Comprehensive Income

Accumulated other comprehensive income consists of the following:

	December 31, 2006	December 31, 2005
Foreign currency translation adjustment	$ 2,086	$ 502

Note 10. Lease commitment

Qualia entered in to a building lease as tenant on February 9, 2006.  Under the terms of the lease agreement, Qualia will occupy the 22,180 square foot facility in Omaha Nebraska for 60 months beginning March 1, 2006. Qualia will pay a security deposit of $14,023 and monthly payments of $12,938, plus operating expenses, beginning in September 2006.  The agreement provides a schedule of increased rents each year and no rent from the six month period March through August of 2007. The agreement expires on February 28, 2011 and contains two five year options to extend the lease.  Rent expense recorded under this lease agreement was $61,196 for the year ending December 31, 2006.  The future minimum lease payments under this noncancelable operating lease as of December 31, 2006 is as follows:

Year Ending December 31,
2007 2008 2009 2010 2011	$ 79,183 163,984 168,864 173,928 29,130 $ 615,089

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2, 2006 we filed a current report on Form 8-K disclosing that we dismissed Kyle Tingle, CPA, LLC as our independent registered public accounting firm, effective August 9, 2006.  In that same report we disclosed the we had engaged Chrisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accounting firm, effective August 9, 2006.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that during the year ended December 31, 2006 our disclosure controls and procedures were not  effective.  His evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  Management has taken steps to implement appropriate corrective action including, but not limited to, accelerating the time tables related to the gathering and processing of financial and non-financial information required for our reports and engaging a new independent registered public accounting firm.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
John F. Metcalfe	57	President, Secretary/Treasurer Chief Financial Officer and Director	From January 2002 until next annual meeting

Mr. Metcalfe has been our President since January 2002.  He has a background in business development and marketing.  He was employed for five years by Moore Corporation, a designer and supplier of business forms and related office solutions, where he held the position of Director of Marketing and Consulting Services.  He also has business experience as a officer and director of an anti-virus software company.

Audit Committee

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us for the fiscal year ended December 31, 2006, we believe John F. Metcalfe filed late one Form 4 related to two transactions.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation

The following table shows the compensation paid to our principal executive officer for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
John F. Metcalfe	2006	$ 42,250	$ 150,000	$ 192,250

We have not entered into employment contracts with our executive officer and his compensation is determined at the discretion of our board of directors.  However, Mr. Metcalfe entered into a consulting agreement with Holmes Biopharma on August10, 2006 under which he agreed to provide consulting services related to business plan review and on-going strategic corporate planning.  Under the consulting agreement Mr. Metcalfe was issued 100,000 shares of common stock valued at $150,000 based on the trading price of our common stock on that day.  The consulting agreement expired December 31, 2006.

Outstanding Equity Awards

For the fiscal year ended December 31, 2006, we have not granted any equity or stock awards to our named executive officer.

Retirement Benefits or Other Arrangements

We do not offer a retirement benefit plan to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our director for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0	3,399,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	3,399,000

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

On May 26, 2005, we filed a registration statement on Form S-8 (Registration No. 333-125265) which registered the 5,000,000 common shares to be issued under the Plan.  As of December 31, 2006, our Board has granted 1,601,000  common shares to consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and  of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 45,883,913 shares of common stock outstanding as of March 1, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp 1 Beim Antonskraiz Bridel 8116 Luxembourg	30,000,000	65.4

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
John F. Metcalfe 8655 East Via De Ventura, Suite G-200 Scottsdale, AZ 85258	133,000	Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On August 8, 2006 we issued 100,000 common shares, valued at $150,000, to John F. Metcalfe, our officer and director, for consulting services rendered to Holmes Biopharma.

Director Independence

We do not have an independent director serving on our board of directors.

ITEM 13. EXHIBITS

No.

Description

1.1

Form of Trust Declaration

1.2

Agreement between Holmes Herbs and Natan Rotenberg - Brokerage, dated August 1, 2005 (Incorporated by reference to exhibit 1.1 to Form 10-QSB, filed December 2, 2005)

3.1

Articles of Incorporation of Holmes Biopharma as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed August 21, 2006)

3.2

Bylaws of Holmes Biopharma (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed August 21, 2006)

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

Chief Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our independent registered public accounting firms, Kyle Tingle, CPA, LLC and Chisholm, Bierwolf & Nilson LLC, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2005	2006
Audit fees	$ 6,550	$ 9,195
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee.  We do not rely on pre-approval policies and procedures.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2007	HOLMES BIOPHARMA, INC. By: /s/ John F. Metcalfe John F. Metcalfe President, Secretary/Treasurer Chief Financial Officer and Director