Form 10QSB
period 2007-03-31
HOLMES BIOPHARMA, INC.
filed 2007-05-10
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended March 31, 2007

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

866-694-2803

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No [X]

As of April 25, 2007, Holmes Biopharma, Inc. had a total of 47,774,497 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

     Consolidated Balance Sheet

4

     Consolidated Statements of Operations

5

     Consolidated Statements of Stockholders’ Equity

6

     Consolidated Statements of Cash Flows

7

     Notes to Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures

13

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 6.  Exhibits

14

Signatures

14

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2007 and  2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

HOLMES BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Unaudited)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 398,176
Receivables	103,564
Total Current Assets	501,740

PROPERTY AND EQUIPMENT
Computer Equipment	87,958
Leasehold Improvements	532,804
Office Furniture and Equipment	395,019
Total Cost	1,015,781
Less Accumulated Depreciation	72,506
Net Book Value	943,275

OTHER ASSETS	170,585

TOTAL ASSETS	$ 1,615,600

LIABILITIES

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 20,206
Accounts Payable	294,520
Deferred Revenue	68,411
Accrued Expenses	43,831
Total Current Liabilities	426,968

LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	532,634
Total Liabilities	959,602

COMMITMENTS
STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares; Issued and
Outstanding, 47,774,497	47,774

ADDITIONAL PAID IN CAPITAL	7,856,831

ACCUMULATED DEFICIT	(7,250,411)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,804

Total Stockholders' Equity	655,998

TOTAL LIABILITIES AND STOCKHOLDRES' EQUITY	$ 1,615,600

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(unaudited)
	3 Months Ended	3 Months Ended
	March 31, 2007	March 31, 2006

Revenues	$ 436,725	$ -
Cost of Revenues	202,834	-
Gross Profit	233,891	-

General, Selling and Administrative
Advertising and Marketing	170,301	-
Depreciation and Amortization	88,225	-
Insurance	66,842	-
Contract Labor	95,089	-
Professional and Consulting Fees	75,072	38,235
Rent	61,055	-
Office Expense	71,073	-
Travel, Meals and Entertainment	94,086	-
Salaries and Wages	305,251	-
Payroll Taxes	27,231	-
Other	63,711	-
Total General, Selling and Administrative	1,117,936	38,235

Operating Loss	(884,045)	(38,235)

Nonoperating Income (Expense)
Miscellaneous Income (Loss)	(37,164)	3,578
Interest Expense	(193,724)	(952)

Net Loss Before Minority Interest	(1,114,933)	(35,609)

Loss of Subsidiary	-	(97,915)

Net Loss Before Income Taxes	(1,114,933)	(133,524)

Income Taxes	-	-

Net Loss	$ (1,114,933)	$ (133,524)

Net Loss Per Share, Basic and Diluted	$ (0.02)	$ (0.00)

Average Number of Shares of
Common Stock Outstanding	46,795,015	39,000,939

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the three months ended
March 31, 2007 and 2006
	March 31, 2007	March 31, 2006
Net loss	(1,114,933)	(133,524)
Foreign currency translation adjustment	(282)	590
Comprehensive loss	(1,115,215)	(132,934)

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD JANUARY 1, 2006 THROUGH MARCH 31, 2007

				Accumulated
				Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, January 1, 2006	38,512,620	$ 38,513	$ 4,294,465	$ 502	$ (3,732,308)	$ 601,172

Issuance of Common Stock for Services	713,500	713	1,005,036	-	-	1,005,749
Issuance of Reg S Stock, Net of Selling Expenses	7,116,820	7,117	1,184,580	-	-	1,191,697
Beneficial Conversion Feature of Convertible Debt	-	-	978,717	-	-	978,717
Foreign Currency Translation Adjustments	-	-	-	1,584	-	1,584
Net Loss, December 31, 2006	-	-	-	-	(2,403,170)	(2,403,170)
Balances, December 31, 2006	46,342,940	46,343	7,462,798	2,086	(6,135,478)	1,375,749

Issuance of Reg S Stock, Net of Selling Expenses	1,246,557	1,246	170,079	-	-	171,325
Issuance of Common Stock for Cash	185,000	185	184,815	-	-	185,000
Value of Warrants Issued for Financing	-	-	39,139	-	-	39,139
Foreign Currency Translation Adjustments	-	-	-	(282)	-	(282)
Net Losses Through March 31, 2007	-	-	-	-	(1,114,933)	(1,114,933)
Balances, March 31, 2007 (unaudited)	47,774,497	$ 47,774	$ 7,856,831	$ 1,804	$ (7,250,411)	$ 655,998

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,114,933)	$ (133,524)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	88,225	76
Warrants Issued For Financing	39,139	-
Minority Interest in Loss of Subsidiary	-	(73,866)
Accretion of Convertible Debenture, Net	190,103	625
Changes in Assets and Liabilities
Decrease (Increase) in Receivables	243,779	(316,362)
Decrease in Prepaid Expenses	5,499	5,603
Increase in Deposits	-	(18,686)
Increase in Trade Accounts Payable	1,611	53,422
Decrease in Deferred Revenues	(42,529)	-
Increase in Accrued Expenses	13,515	327
Net Cash Used in Operating Activities	(575,591)	(482,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(16,215)	(151,135)
Net Cash Used in Investing Activities	(16,215)	(151,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	356,325	949,525
Advances on Revolving Bank Line of Credit	20,206	-
Repayments of Notes Payable	(2,025)	-
Repayments of Convertible Debt	(11,250)	-
Net Cash Provided by Financing Activities	363,256	949,525

Effect of Exchange Rate Changes on Cash	282	3,520

Net Increase (Decrease) in Cash	(228,268)	319,525

Cash, Beginning of Period	626,444	605,918

Cash, End of Period	$ 398,176	$ 925,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

MARCH 31, 2007 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2  - STOCKHOLDERS' EQUITY

Common stock

In May 2005 the Company initiated the Regulation S offering of 10,000,000 shares with an aggregate offering price of $5,000,000.  During the quarterly period ended March 31, 2007 the Company issued 1,246,557 shares of Regulation S common stock in the European market for proceeds of $171,325.

On March 21, 2007 the Company issued 185,000 units for $185,000.  Each unit consisted of one common share and a warrant to purchase one-half share.

Warrants for Purchase of Common Stock

In March 2007, in conjunction with the unregistered sale of commons shares, the Company issued warrants to purchase additional shares of common stock. The warrants give the holder the right to purchase an additional 92,500 shares of stock at an exercise price of $1.50 per share.  The warrants are exercisable anytime within twelve months after the grant date at which point they expire.  A summary of activity follows:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Granted	92,500	1.50
Exercised		-
Canceled	-	-
Outstanding, March 31, 2007	92,500	$1.50
Exercisable, March 31, 2007	92,500	$1.50

In accordance with SFAS 123 (revised 2004), “Share-Based Payment,” $39,139 has been charged to the statement of operations for the period ended March 31, 2007.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

MARCH 31, 2007 (Unaudited)

The fair value of the warrant grant was established at the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions:

2007
Risk-free interest rate	4.89%
Dividend yield	0%
Volatility	99%
Average expected term (years to exercise date)	1

Stock warrants outstanding and exercisable under this agreement as of March 31, 2007 are:

Range of Exercise Price	Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Warrants	Weighted Average Exercise Price
$1.50	92,500	$1.50	1.00	92,500	$1.50

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Outstanding stock warrants of 92,500 have not been considered in the fully diluted loss per share calculation at March 31, 2007 due to the anti-dilutive effect.  There were no common stock equivalents outstanding at March 31, 2006.

BASIC AND DILUTED EARNINGS PER SHARE	March 31,	March 31,
	2007	2006
Income (Loss) Numerator	$ (1,114,933)	$ (133,524)
Shares (Denominator)	46,795,015	39,000,939
Per Share Amount	$ (0.02)	$ (0.00)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

During the first quarter of 2007 we have continued to focus our attention on the development of Qualia’s clinical drug research and development business.  In October 2006 Qulia’s Omaha facility commenced work on its first contract, a Phase I trial for rheumatoid arthritis patients, and we announced that we had contracts in place that exceeded $430,000 and had proposals for additional contracts pending.  We recorded our first consolidated revenues of $18,340 during the second quarter of 2006 from Qualia’s operations and Qualia’s revenues increased to $422,945 for the fourth quarter of 2006.  Our challenge for the next twelve months will be to obtain funding for Qualia’s continued growth.

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

At March 31, 2007, we had $398,176 cash and recorded consolidated revenues of $436,725 for the three month period ended March 31, 2007 (the “2007 first quarter”) from Qualia’s operations.  Revenues are not at a level to support continued growth of Qualia and management anticipates that we will continue to rely on equity financings to fund its business plan.  We use our cash for our operations and for advances to Qualia for further development of its operations.  If consolidated cash flows can be improved through the operation of Qualia’s clinical research business, management believes that our liquidity problems will be resolved.  However, no assurance can be given that management's actions will result in profitable operations.

We are seeking additional financing in the form of equity and debt in order to provide additional working capital to continue Qualia’s clinical drug research business.  During the 2007 first quarter we realized net proceeds of $171,325 from the sale of 1,246,557 shares of Regulation S stock.  We initiated the Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000.  We also relied on a convertible debenture agreement for financing of $1,000,000, discussed below.  We cannot assure you that we will be successful in raising the funds needed to support our cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of the Qualia’s clinical drug research and development business.

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

Commitments and Contingent Liabilities

At March 31, 2007, we had consolidated total current liabilities of $959,602 which included a convertible debenture payable of $532,634 related to a convertible debenture agreement.   We entered into the convertible debenture agreement with Adlan Foundation on August 10, 2006 that provided us with a cash loan of $1,000,000.   We paid a fee of $125,000 in cash and 125,000 shares of common stock valued at $198,750, for a total of $323,750.  The convertible debenture bears no interest and the term of the loan ends November 7, 2007.  The loan amount is convertible into common stock at the price of $1.00 per share during the term of the debenture, provided written notice is provided to Holmes Biopharma by Adlan Foundation.  If Adlan Foundation does not covert the outstanding loan amount during the term, then we have the right to either repay the debt, issue Adlan Foundation an amount of shares equal to the debt at $0.50 per share, or repay the debt with a combination of cash and shares.  The loan fees are being amortized over the term of the debenture and we recorded $978,717 of additional paid-in capital at March 31, 2007 as a result of the beneficial conversion feature of this agreement.

We recorded accounts payable of $294,520 at March 31, 2007 primarily due to costs associated with the opening of Qualia’s Omaha, Nebraska clinic.  Qualia also has an operating lease and for 2006 it recorded rent expense under this lease agreement of $61,196.  The future minimum lease payments under this noncancelable operating lease as of December 31, 2006 were $615,089 through 2011

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The following chart summarizes our consolidated financial statements for the three month periods ended March 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.  The 2006 year has been restated to reflect the forward common stock split effected July 21, 2006.

SUMMARY OF OPERATING RESULTS
	Three month period ended March 31
	2007	2006
Revenues	$ 436,725	$ –
Cost of revenues	202,834	–
Gross profit	233,891	–
General, selling and administrative expenses	1,117,936	38,235
Net loss before minority interest	(1,114,933)	(35,609)
Loss of subsidiary	–	(97,915)
Net loss	(1,114,933)	(133,524)
Net loss per share	$ (0.02)	$ (0.00)

We recorded consolidated revenues for the first quarter of 2007, but we did not record revenues for three month period ended March 31, 2006 (the “2006 first quarter”).  Management anticipates that consolidated revenues will increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will become profitable in the near future.  Revenue is recognized when services are performed.  Contracts can range in duration from a few months to two years, and generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon hours worked or samples tested.  For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above.  Additional payments may be made based upon the achievement of performance-based milestones over the contract duration.

General, selling and administrative expenses increased for the 2007 first quarter compared to the 2006 first quarter due to the costs of launching and sustaining Qualia’s operations.  For the 2006 first quarter these expenses were primarily comprised of the value of shares issued for services that were recognized as compensatory expense.

Interest expense for the 2007 first quarter was primarily related to the interest expense of the convertible debenture agreement with Adlan Foundation.

We recognized a minority interest loss of $97,915 related to our portion of Qualia’s loss in the 2006 first quarter.

We have recorded a net loss and a net loss per share for both the 2007 and 2006 periods and expect net losses to continue until Qualia fully develops its business plan.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes through the date of this filing that have not been previously disclosed.

On March 21, 2007 we sold 185,000 units to Mahmoud Mohammanabi for $185,000.  Each unit consisted of one common share and a warrant to purchase an additional one-half share and the warrant had an exercise price of $1.50 per share.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

We initiated a Regulation S offering of 10,000,000 shares in May 2005 with an aggregate offering price of $5,000,000.  For the 2007 first quarter we sold an aggregate of 1,246,557 Regulation S shares in the European market for net proceeds of $171,325.  We relied on an exemption from registration provided by Section 903 of Regulation S.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

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

Date: May 9, 2007	HOLMES BIOPHARMA, INC. By: /s/ John F. Metcalfe John F. Metcalfe President, Secretary/Treasurer Chief Financial Officer and Director

14