Form 10QSB
period 2007-06-30
HOLMES BIOPHARMA, INC.
filed 2007-08-13
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

 Yes  [  ]   No [X]

As of August 1, 2007, Holmes Biopharma, Inc. had a total of 47,902,247 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

             Consolidated Balance Sheet

4

             Consolidated Statements of Operations

5

             Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

6

             Consolidated Statements of Cash Flows

7

             Notes to Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6.  Exhibits

15

Signatures

16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and 2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

HOLMES BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 120,623
Receivables	660,573
Total Current Assets	781,196

PROPERTY AND EQUIPMENT
Computer Equipment	127,290
Leasehold Improvements	532,804
Office Furniture and Equipment	396,776
Total Cost	1,056,870
Less Accumulated Depreciation	98,886
Net Book Value	957,984

OTHER ASSETS	106,827

TOTAL ASSETS	$ 1,846,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 15,644
Accounts Payable	578,986
Note Payable	100,000
Accrued Expenses	52,179
Total Current Liabilities	746,809

LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	722,737
Total Long-Term Liabilities	722,737

Total Liabilities	1,469,546

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares;
Issued and Outstanding, 47,902,247	47,902

ADDITIONAL PAID IN CAPITAL	8,012,203

ACCUMULATED DEFICIT	(7,655,751)

OTHER COMPREHENSIVE LOSS	(27,893)

Total Stockholders' Equity	376,461

TOTAL LIABILITIES AND STOCKHOLDRES' EQUITY	$ 1,846,007

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$ 1,628,600	$ 18,340	$ 2,065,325	$ 18,340
Cost of Revenues	298,315	-	501,149	-
Gross Profit	1,330,285	18,340	1,564,176	18,340

General, Selling and Administrative
Advertising and Marketing	192,147	8,333	362,448	8,333
Depreciation and Amortization	90,138	153	178,363	153
Insurance	138,556	11,994	205,398	11,994
Contract Labor	255,395	65,066	350,484	176,626
Professional and Consulting Fees	93,222	91,073	168,294	140,593
Rent	39,121	266	100,176	266
Office Expense	95,472	47,183	166,545	65,071
Travel, Meals and Entertainment	118,331	50,781	212,417	84,028
Salaries and Wages	467,984	77,826	773,235	90,336
Payroll Taxes	36,671	7,954	63,902	7,954
Other	50,737	35,791	114,448	35,791
Total Operating Expenses	1,577,774	396,420	2,695,710	621,145

Operating Loss	(247,489)	(378,080)	(1,131,534)	(602,805)

Other Income (Expense)
Miscellaneous Income (Loss)	4,503	16	(4,912)	3,594
Interest Expense	(190,103)	(292)	(383,827)	(1,244)
Net Loss Before Minority Interest	(433,089	(378,356	(1,520,273	(600,455)

Loss of Subsidiary	-	122,273	-	210,848

Net Loss Before Income Taxes	(433,089)	(256,083)	(1,520,273)	(389,607)
Income Taxes	-	-	-	-

Net Loss	$ (433,089)	$ (256,083)	$ (1,520,273)	$ (389,607)

Net Loss Per Share, Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)

Weighted Average Number of Shares of
Common Stock Outstanding	47,807,626	40,282,632	47,304,118	39,587,601

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the three and six
Months ended June 30, 2007 and 2006
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30,2006	June 30,2007	June 30,2006
Net loss	(433,089)	(256,083)	(1,520,273)	(389,607)
Foreign currency translation adjustment	(1,948)	(3,460)	(29,979)	1,435
Comprehensive loss	(435,037)	(259,543)	(1,550,252)	(388,172)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2007

				Accumulated
				Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances, January 1, 2006	38,512,620	$ 38,513	$ 4,294,465	$ 502	$ (3,732,308)	$ 601,172

Issuance of Reg S Stock, Net of Selling Expenses	7,116,820	7,117	1,184,580	-	-	1,191,697
Issuance of Common Stock for Services	713,500	713	1,005,036	-	-	1,005,749
Beneficial Conversion Feature of Convertible Debt	-	-	978,717	-	-	978,717
Foreign Currency Translation Adjustments	-	-	-	1,584	-	1,584
Net Loss, December 31, 2006	-	-	-	-	(2,403,170)	(2,403,170)

Balances, December 31, 2006	46,342,940	46,343	7,462,798	2,086	(6,135,478)	1,375,749

Issuance of Reg S Stock, Net of Selling Expenses	1,246,557	1,246	170,079	-	-	171,325
Issuance of Common Stock for Services	27,750	28	55,472	-	-	55,500
Issuance of Common Stock for Cash	285,000	285	284,715	-	-	285,000
Value of Warrants Issued for Financing	-	-	39,139	-	-	39,139
Foreign Currency Translation Adjustments	-	-	-	(29,979)	-	(29,979)
Net Losses Through June 30, 2007	-	-	-	-	(1,520,273)	(1,520,273)

Balances, June 30, 2007 (unaudited)	47,902,247	$ 47,902	$ 8,012,203	$ (27,893)	$ (7,655,751)	$ 376,461

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,520,273)	$ (389,607)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	178,363	153
Stock Issued for Services	55,500	-
Warrants Issued For Financing	39,139	-
Minority Interest in Loss of Subsidiary	-	(202,498)
Accretion of Convertible Debenture, Net	380,206	1,350
Changes in Assets and Liabilities
Decrease (Increase) in Receivables	(312,666)	37,689
Decrease (Increase) in Prepaid Expenses	5,499	(11,217)
Decrease (Increase) in Deposits	-	(20,036)
Increase (Decrease) in Trade Accounts Payable	286,077	359,905
Increase (Decrease) in Deferred Revenue	(110,940)	-
Increase (Decrease) in Accrued Expenses	21,863	11,838
Net Cash Used in Operating Activities	(977,232)	(212,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(57,304)	(872,697)
Net Cash Used in Investing Activities	(57,304)	(872,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	456,325	949,525
Advances on Revolving Bank Line of Credit	20,206	-
Repayments on Revolving Bank Line of Credit	(4,562)	-
Proceeds From Issuance of Note Payable	100,000	-
Repayments of Notes Payable	(2,025)	-
Repayments of Convertible Debt	(11,250)	-
Net Cash Provided by Financing Activities	558,694	949,525

Effect of Exchange Rate Changes on Cash	(29,979)	1,435

Net Decrease in Cash	(505,821)	(134,160)

Cash, Beginning of Period	626,444	606,030

Cash, End of Period	$ 120,623	$ 471,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -
Shares Issued for Services	$ 55,500	$ -

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

June 30, 2007 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2  - STOCKHOLDERS' EQUITY

Common stock

In May 2005 the Company initiated the Regulation S offering of 10,000,000 shares with an aggregate offering price of $5,000,000.  During the six month period ended June 30, 2007 the Company issued 1,246,557 shares of Regulation S common stock in the European market for proceeds of $171,325.

On March 21, 2007 the Company issued 185,000 units for $185,000.  Each unit consisted of one common share and a warrant to purchase one-half share.

On April 23, 2007 the Company issued 27,750 shares of common stock for services valued at $55,500.

On June 19, 2007, the Company issued 100,000 shares of common stock for $100,000.

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

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Granted	92,500	1.50
Exercised	-	-
Canceled	-	-
Outstanding, June 30, 2007	92,500	$1.50
Exercisable, June 30, 2007	92,500	$1.50

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

June 30, 2007 (Unaudited)

In accordance with SFAS 123 (revised 2004), “Share-Based Payment,” $39,139 has been charged to the statement of operations for the period ended June 30, 2007.

The fair value of the warrant grant was established at the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions:

2007
Risk-free interest rate	4.89%
Dividend yield	0%
Volatility	99%
Average expected term (years to exercise date)	1

Stock warrants outstanding and exercisable under this agreement as of June 30, 2007 are:

Range of Exercise Price	Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Warrants	Weighted Average Exercise Price
$1.50	92,500	$1.50	1.00	92,500	$1.50

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Outstanding stock warrants of 92,500 have not been considered in the fully diluted loss per share calculation at June 30, 2007 due to the anti-dilutive effect.  There were no common stock equivalents outstanding at June 30, 2006.

BASIC AND DILUTED EARNINGS PER SHARE	June 30, 2007	June 30, 2006

Income (Loss) Numerator	$ (1,520,273)	$ (389,607)
Shares (Denominator)	47,304,118	39,587,601
Per Share Amount	$ (0.03)	$ (0.01)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

June 30, 2007 (Unaudited)

NOTE 3 – NOTE PAYABLE

On June 18, 2007, the Company executed a promissory note payable to a third party in the principal sum of $100,000 USD, with interest of seven percent (7%) per annum.  The principal and interest are due on or before June 17, 2008.

In this report references to “Holmes Biopharma,” “we,” “us,” and “our” refer to Holmes Biopharma, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Holmes Biopharma is a holding company operating through its majority-owned subsidiary, Qualia Clinical Services Inc., a clinical research organization (“Qualia”).  Qualia offers services to support global research and development of biotechnology, pharmaceutical and medical device companies.  It operates clinical research facilities in Omaha, Nebraska and Toronto, Canada.  Qualia’s business plan is to become a strategic partner of pharmaceutical clients rather than just a service vendor.

During the second quarter of 2007 we have continued our focus on the development of Qualia’s clinical drug research and development business.  For the six month period ended June 30, 2007 (the “2007 six month period”) we recorded consolidated revenues of $2,065,325 compared to consolidated revenues of $436,725 for the first quarter of 2007 and $18,340 for the six month period ended June 30, 2006 (the “2006 six month period”).

During the second quarter of 2007 Qualia entered into a letter of intent to purchase a new and more effective drug delivery system.  However, these negotiations continue and Qualia has not entered into a formal agreement as of the date of this report.

On August 8, 2007 we announced that Qualia has established an operational Phase I clinic in Kiev, Ukraine.  This facility will give Qualia a presence in Eastern Europe where a clinical trial infrastructure, suitable patient populations and medical expertise will afford Qualia a tremendous growth opportunity.

Our challenge for the next twelve months will be to continue Qualia’s revenue growth and obtain additional funding for Qualia’s continued operations.

Liquidity and Capital Resources

Historically, we have relied on sales of our common stock as a source of funding, but as of June 30, 2007 we recorded significant consolidated revenues.  Our independent accounting firm expressed doubt that we can continue as a going concern because Qualia, which is the source of our revenues, has only recently started its clinical operations.  All risks inherent to a new enterprise are inherent to Qualia’s operations.  Although Qualia has increased its revenues, the revenues are not at a level to support continued growth of Qualia.  Our management anticipates that we will continue to rely on loans and equity financings to fund Qualia’s business plan.

We have relied on financing in the form of equity and debt for additional working capital to continue Qualia’s clinical drug research business.  In May 2005 we initiated a Regulation S offering of 10,000,000 shares in  with an aggregate offering price of $5,000,000.  During the 2007 six month period we realized net proceeds of $171,325 from the sale of 1,246,557 shares of Regulation S stock.  During the year ended December 31, 2006 we realized net proceeds of $1,191,697 from the sale of 7,116,820 shares of Regulation S stock.

We also relied on a convertible debenture agreement for financing of $1,000,000, discussed below.  We cannot assure you that we will be successful in raising the funds needed to support our cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of Qualia’s clinical drug research and development business.

During the 2007 six month period we relied on revenues, proceeds of $456,325 from the sale of stock, a loan of $100,000 and a net of $15,644 from advances on a revolving bank line of credit to fund our operations.  We intend to use our cash for our operations and for advances to Qualia for further development of its operations.  If consolidated cash flows can be improved through the operation of Qualia’s clinical research business, management believes that our liquidity problems will be resolved.  However, no assurance can be given that management's actions will result in profitable operations.

We have outstanding warrants that may provide additional funding.  On March 21, 2007 we sold 185,000 units to Mahmoud Mohammanabi for $185,000.  Each unit consisted of one common share and a warrant to purchase an additional one-half share, or a total of 92,500 shares.  The warrants have an exercise price of $1.50 per share and are exercisable for a term of twelve months.  If the holder elects to exercise the warrants, we may realize gross proceeds of $138,750.  However, the holder of the warrants has total discretion as to when, or if, the warrants are exercised.

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

Commitments and Contingent Liabilities

At June 30, 2007, we had consolidated total liabilities of $746,809 which included accounts payable of $578,986 and a note payable to a third party of $100,000.  The accounts payable are primarily due to costs associated with the Qualia’s operations.  The note payable is related to a promissory note executed on June 18, 2007 payable to Abernathy, Mendelson & Associates Inc.  The principal sum of the note is $100,000 USD, with interest of seven percent (7%) per annum.  The principal and interest are due on or before June 17, 2008.

On August 10, 2006, we entered into a convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.  We paid a fee of $125,000 in cash and 125,000 shares of common stock valued at $198,750, for a total of $323,750.  The convertible debenture bears no interest and the term of the loan ends November 7, 2007.  The loan amount is convertible into common stock at the price of $1.00 per share during the term of the debenture, provided written notice is provided to Holmes Biopharma by Adlan Foundation.  If Adlan Foundation does not covert the outstanding loan amount during the term, then we have the right to either repay the debt, issue Adlan Foundation an amount of shares equal to the debt at $0.50 per share, or repay the debt with a combination of cash and shares.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The following chart summarizes our consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.  The 2006 year has been restated to reflect the 1 to 3 forward common stock split effected July 21, 2006.

SUMMARY OF OPERATING RESULTS
	Six month period ended June 30		Three month period ended June 30
	2007	2006	2007	2006
Revenues	$2,065,325	$ 18,340	$1,628,600	$ 18,340
Cost of revenues	501,149	-	298,315	-
Gross profit	1,564,176	18,340	1,330,285	18,340
General, selling and administrative expenses	2,695,710	621,145	1,577,774	396,420
Operating loss	(1,131,534)	(602,805)	(247,489)	(378,080)
Non-operating income (expense)	(388,739)	2,350	(185,600)	(276)
Net loss before minority interest	(1,520,273)	(600,455)	(433,089)	(378,356)
Loss of subsidiary	-	210,848	-	122,273
Net loss	(1,520,273)	(389,607)	(433,089)	(256,083)
Net loss per share	$ (0.03)	$ (0.01)	$ (0.01)	$ (0.01)

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

General, selling and administrative expenses increased significantly for the 2007 periods compared to the 2006 periods due to growth of Qualia’s operations.  Increases in employees and contract labor, along with increased insurance costs, advertising and marketing and travel expenses resulted in increased overall operating expenses.  Management anticipates that these expenses will continue to increase in the short term.

In addition to expenses related to operations, we recorded interest expense of $383,827 for the 2007 six month period and $190,103 for the 2007 second quarter primarily related to the interest expense of the convertible debenture agreement with Adlan Foundation.

We recognized a minority interest gain of $210,848 for the 2006 six month period and $122,273 for the 2006 second quarter related to our portion of Qualia’s gain in those periods.

Despite significant increases in revenues, our consolidated operating expenses have resulted in a net loss and a net loss per share for both the 2007 and 2006 periods.  We expect net losses to continue until Qualia’s operations become profitable.

Factors Affecting Future Performance

Operating costs for clinical research are relatively fixed, but variations of the timing of contracts may lead to fluctuation in quarterly operating results.

Qualia’s quarterly operating results may fluctuate as a result of factors such as implementing or completing particular clinical trials, and termination of clinical trials.  Since a high percentage of Qualia’s operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of trials may cause significant variations in quarterly operating results. Therefore, results of one quarter are not necessarily indicative of results for the next quarter.

Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug.

Qualia monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials.  Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom may be seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial.  As a result, Qualia could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from a clinical trial.  However, Qualia believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards and the need to obtain each patient's informed consent.  To reduce its potential liability, Qualia seeks to obtain indemnity provisions in its contracts with clients. These indemnities generally do not, however, protect the company against certain of its own actions such as those involving negligence or misconduct.  Also, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities vary from client to client and from trial to trial.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes through the date of this filing that have not been previously disclosed.

On April 23, 2007, we issued 27,750 shares of common stock to Abernathy Mendelson & Associates for a sales commission.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 19, 2007, we sold 100,000 shares of common stock to Christian Alexander Zahn for $100,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

1.1

Form of Trust Declaration (Incorporated by reference to exhibit 1.1 to Form 10-KSB, filed April 17, 2007)

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

3.2

Bylaws of Holmes Biopharma (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed August 21, 2006)

10.1

Convertible Debenture Agreement between Holmes Herbs and Rockridge Capital Corp., dated September 29, 2003, as amended (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed June 8, 2006)

10.2

Convertible Debenture Agreement between Holmes Herbs and Peter Matthews, dated August 12, 2004 (Incorporated by reference to exhibit 10.4 to Form 10-KSB, filed March 20, 2006)

10.3

Convertible Debenture Agreement between Holmes Biopharma and Adlan Foundation, dated August 7, 2006 (Incorporated by reference to exhibit 10.6 to Form 10-QSB, filed August 21, 2006)

21.1

Subsidiaries of Holmes Biopharma (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	HOLMES BIOPHARMA, INC. By: /s/ John F. Metcalfe John F. Metcalfe President, Secretary/Treasurer Chief Financial Officer and Director

16