Form 10QSB
period 2007-09-30
HOLMES BIOPHARMA, INC.
filed 2007-11-13
CIK 1080426

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2007

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

 Yes  [  ]   No [X]

As of November 9, 2007, Holmes Biopharma, Inc. had a total of 49,002,247 shares of common stock outstanding.

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

15

Item 6.  Exhibits

15

Signatures

16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

_______________________________________________________________________________________

HOLMES BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited)

_______________________________________________________________________________________

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 90,016
Receivables	1,587,471
Total Current Assets	1,677,487

PROPERTY AND EQUIPMENT
Computer Equipment	145,451
Leasehold Improvements	578,508
Office Furniture and Equipment	442,920
Total Cost	1,166,879
Less Accumulated Depreciation	129,850
Net Book Value	1,037,029

OTHER ASSETS	43,069

TOTAL ASSETS	$ 2,757,585

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 1,175,445
Note Payable - Related	100,000
Deferred Revenue	67,092
Accrued Expenses	1,997
Total Current Liabilities	1,344,534

LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	912,840
Total Long-Term Liabilities	912,840

Total Liabilities	2,257,374

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares;
Issued and Outstanding, 47,902,247	47,902

ADDITIONAL PAID IN CAPITAL	8,012,203

ACCUMULATED DEFICIT	(7,563,212)

OTHER COMPREHENSIVE INCOME	3,318

Total Stockholders' Equity	500,211

TOTAL LIABILITIES AND STOCKHOLDRES' EQUITY	$ 2,757,585

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues	$ 3,013,658	$ -	$ 5,078,983	$ 18,340

Cost of Revenues	866,784	-	1,367,933	-

Gross Profit	2,146,874	-	3,711,050	18,340

General, Selling and Administrative
Advertising and Marketing	168,236	37,023	530,684	90,462
Depreciation and Amortization	94,720	77	273,083	230
Insurance	70,881	18,625	276,279	40,166
Contract Labor	181,507	52,540	531,991	330,321
Professional and Consulting Fees	89,224	1,033,250	257,518	1,126,538
Rent	89,122	6,628	189,298	19,884
Office Expense	192,829	50,698	359,374	111,767
Travel, Meals and Entertainment	116,100	48,555	328,517	128,765
Salaries and Wages	662,972	239,062	1,436,207	239,062
Payroll Taxes	46,846	20,444	110,748	20,444
Other General and Administrative	149,168	62,856	263,616	83,266
Total Operating Expenses	1,861,605	1,569,758	4,557,315	2,190,905

Operating Income (Loss)	285,269	(1,569,758)	(846,265)	(2,172,565)

Other Income (Expense)
Miscellaneous Income (Loss)	4,427	75	(485)	3,669
Interest Expense	(197,157)	(595)	(580,984)	(1,839)

Net Income (Loss) Before Minority Interest	92,539	(1,570,278)	(1,427,734)	(2,170,735)

Income (Loss) of Subsidiary	-	-	-	-

Net Income (Loss) Before Income Taxes	92,539	(1,570,278)	(1,427,734)	(2,170,735)

Income Taxes	-	-	-	-

Net Income (Loss)	$ 92,539	$ (1,570,278)	$ (1,427,734)	$ (2,170,735)

Net Income (Loss) Per Share, Basic and Diluted	$ 0.00	$ (0.04)	$ (0.03)	$ (0.05)

Weighted Average Number of Shares of
Common Stock Outstanding	47,902,247	41,168,047	47,505,685	40,279,909

COMPREHENSIVE INCOME
A summary of the components of other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net Income (Loss)	92,539	(1,570,278)	(1,427,734)	(2,170,735)
Foreign currency translation adjustment	1,251	452	1,232	1,887
Comprehensive Income (Loss)	93,790	(1,569,826)	(1,426,502)	(2,168,848)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2007

				Accumulated
				Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, January 1, 2006	38,512,620	$ 38,513	$ 4,294,465	$ 502	$ (3,732,308)	$ 601,172

Issuance of Reg S Stock, Net of Selling Expenses	7,116,820	7,117	1,184,580	-	-	1,191,697
Issuance of Common Stock for Services	713,500	713	1,005,036	-	-	1,005,749
Beneficial Conversion Feature of Convertible Debt	-	-	978,717	-	-	978,717
Foreign Currency Translation Adjustments	-	-	-	1,584	-	1,584
Net Loss, December 31, 2006	-	-	-	-	(2,403,170)	(2,403,170)

Balances, December 31, 2006	46,342,940	46,343	7,462,798	2,086	(6,135,478)	1,375,749

Issuance of Reg S Stock, Net of Selling Expenses	1,246,557	1,246	170,079	-	-	171,325
Issuance of Common Stock for Services	27,750	28	55,472	-	-	55,500
Issuance of Common Stock for Cash	285,000	285	284,715	-	-	285,000
Value of Warrants Issued for Financing	-	-	39,139	-	-	39,139
Foreign Currency Translation Adjustments	-	-	-	1,232	-	1,232
Net Losses Through September 30, 2007	-	-	-	-	(1,427,734)	(1,427,734)

Balances, September 30, 2007 (unaudited)	47,902,247	$ 47,902	$ 8,012,203	$ 3,318	$ (7,563,212)	$ 500,211

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,427,734)	$ (2,170,735)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	273,083	230
Stock Issued for Services	55,500	1,005,730
Warrants Issued For Financing	39,139	-
Minority Interest in Loss of Subsidiary	-	(6,764)

Accretion of Convertible Debenture, Net	570,309	103,149
Changes in Assets and Liabilities
Decrease (Increase) in Receivables	(1,239,564)	34,452
Decrease (Increase) in Prepaid Expenses	5,499	(423)
Increase (Decrease) in Trade Accounts Payable	883,663	131,731
Increase (Decrease) in Deferred Revenue	(43,848)	-
Increase (Decrease) in Accrued Expenses	(28,319)	25,002
Net Cash Used in Operating Activities	(912,272)	(877,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(168,438)	(984,157)
Net Cash Used in Investing Activities	(168,438)	(984,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	456,325	1,187,949
Advances on Revolving Bank Line of Credit	20,206	-
Repayments on Revolving Bank Line of Credit	(20,206)	-
Proceeds From Issuance of Note Payable - Related	100,000	-
Issuance of Convertible Debt	-	1,000,000
Repayments of Notes Payable	(2,025)	-
Repayments of Convertible Debt	(11,250)	-
Net Cash Provided by Financing Activities	543,050	2,187,949

Effect of Exchange Rate Changes on Cash	1,232	1,385

Net Increase (Decrease) in Cash	(536,428)	327,549

Cash, Beginning of Period	626,444	606,030

Cash, End of Period	$ 90,016	$ 933,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$ 977	$ -
Taxes Paid	$ -	$ -
Stock Issued for Services	$ 55,500	$ -

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

September 30, 2007 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2  - STOCKHOLDERS' EQUITY

Common stock

In May 2005 the Company initiated the Regulation S offering of 10,000,000 shares with an aggregate offering price of $5,000,000.  During the nine month period ended September 30, 2007 the Company issued 1,246,557 shares of Regulation S common stock in the European market for proceeds of $171,325.

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

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Granted	92,500	1.50
Exercised	-	-
Canceled	-	-
Outstanding, September 30, 2007	92,500	$1.50
Exercisable, September 30, 2007	92,500	$1.50

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

September 30, 2007 (Unaudited)

In accordance with SFAS 123 (revised 2004), “Share-Based Payment,” $39,139 has been charged to the statement of operations for the period ended September 30, 2007.

The fair value of the warrant grant was established at the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions:

2007
Risk-free interest rate	4.89%
Dividend yield	0%
Volatility	99%
Average expected term (years to exercise date)	1

Stock warrants outstanding and exercisable under this agreement as of September 30, 2007 are:

Range of Exercise Price	Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Warrants	Weighted Average Exercise Price
$1.50	92,500	$1.50	1.00	92,500	$1.50

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Outstanding stock warrants of 92,500 have not been considered in the fully diluted loss per share calculation at September 30, 2007 due to the anti-dilutive effect.  There were no common stock equivalents outstanding at September 30, 2006.

BASIC AND DILUTED EARNINGS PER SHARE	September 30,	September 30,
	2007	2006
Income (Loss) Numerator	$ (1,427,734)	$ (2,170,735)
Shares (Denominator)	47,505,685	40,279,909
Per Share Amount	$ (0.03)	$ (0.05)

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

Notes to the Financial Statements

September 30, 2007 (Unaudited)

NOTE 3 - NOTE PAYABLE

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Holmes Biopharma is a holding company operating through its majority-owned subsidiary, Qualia Clinical Services Inc., a clinical research organization (“Qualia”).  Qualia offers services to support global research and development of biotechnology, pharmaceutical and medical device companies.  It operates clinical research facilities in Omaha, Nebraska; Toronto, Canada and Kiev, Ukraine.  Qualia’s business plan is to become a strategic partner of pharmaceutical clients rather than just a service vendor.

During the third quarter of 2007 we have continued our focus on the development of Qualia’s clinical drug research and development business.  In August 2007 we announced that Qualia has established an operational Phase I clinic in Kiev, Ukraine.  This facility gives Qualia a presence in Eastern Europe where its clinical trial infrastructure, suitable patient populations and medical expertise will afford Qualia a tremendous growth opportunity.  In September 2007 Qualia expanded its Phase I facility located in Omaha, Nebraska an additional 10,000 square feet.  As a result of this expansion that facility now has over 33,000 total square footage.

For the nine month period ended September 30, 2007 (the “2007 nine month period”) we recorded consolidated revenues of $5,078,983 compared to $18,340 for the nine month period ended September 30, 2006 (the “2006 nine month period”).  The second quarter of 2007 was a turning point when we recorded consolidated revenues of $1,628,600 and we have increased consolidated revenues to $3,013,658 for the three month period ended September 30, 2007 (the “2007 third quarter”).  The increase in revenues resulted in net income of $95,539 for the 2007 third quarter.

Our challenge for the next twelve months will be to continue Qualia’s revenue growth and obtain additional funding for Qualia’s continued operations.

Liquidity and Capital Resources

Historically, we have relied on sales of our common stock as a source of funding, but as of September 30, 2007 we recorded significant consolidated revenues.  Our independent accounting firm expressed doubt that we can continue as a going concern because Qualia, which is the source of our revenues, has only recently started its clinical operations.  All risks inherent to a new enterprise are inherent to Qualia’s operations.  Although Qualia has increased its revenues, the revenues are not at a level to support continued growth of Qualia.  Our management anticipates that we will continue to rely on loans and equity financings to fund Qualia’s business plan.

During 2006 and 2007 we have relied on financing in the form of equity and debt for additional working capital to continue Qualia’s clinical drug research business.  In May 2005 we initiated a Regulation S offering of 10,000,000 shares with an aggregate offering price of $5,000,000.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.  During the 2007 nine month period we realized net proceeds of $171,325 from the sale of 1,246,557 shares of Regulation S stock. We also relied on a convertible debenture agreement with Adlan Foundation for additional financing of $1,000,000, discussed below.  We cannot assure you that we will be successful in raising the funds needed to support our cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of Qualia’s clinical drug research and development business.

During the 2007 nine month period we relied on revenues, proceeds of $456,325 from the sale of stock, a loan of $100,000 and advances of $20,206 from a revolving bank line of credit to fund our operations.  We intend to use our cash for our operations and for advances to Qualia for further development of its operations.

We have outstanding warrants that may provide additional funding.  On March 21, 2007, we sold 185,000 units to for $185,000.  Each unit consisted of one common share and a warrant to purchase an additional one-half share, or a total of 92,500 shares.  The warrants have an exercise price of $1.50 per share and are exercisable for a term of twelve months.  If the holder elects to exercise the warrants, we may realize gross proceeds of $138,750.  However, the holder of the warrants has total discretion as to when, or if, the warrants are exercised.

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

Commitments and Contingent Liabilities

At September 30, 2007, we had consolidated total liabilities of $2,257,374 which included accounts payable of $1,175,445, a note payable to a third party of $100,000, deferred revenue of $67,092 and accrued expenses of $1,997.  The accounts payable are primarily related to costs associated with the expansion of Qualia’s operations.  The note payable is related to a promissory note executed on June 18, 2007, payable to Abernathy, Mendelson & Associates Inc.  The principal sum of the note is $100,000 USD, with interest of seven percent (7%) per annum.  The principal and interest are due on or before June 17, 2008.

Deferred revenue calculations materially affect our financial results.  A portion of a contract fee is paid at the time a trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered.  This requires deferring the immediate recognition of those funds and creating a deferred revenue liability account.

On August 10, 2006, we entered into a convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.  We paid a fee of $323,750 consisting of $125,000 cash and 125,000 shares of common stock valued at $198,750.  The convertible debenture bears no interest and the term of the loan ended November 7, 2007.  Under the terms of the convertible debenture agreement, the debenture holder, Lomnicky Finance Ltd, provided written notice during the term of the agreement to exercise its right to convert the loan amount into common stock at the price of $1.00 per share.  On November 7, 2007, our board of directors authorized the issuance of 1,000,000 shares to the debenture holder.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The following chart summarizes our consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.  The 2006 year has been restated to reflect the 1 to 3 forward common stock split effected July 21, 2006.

SUMMARY OF OPERATING RESULTS
	Nine month period ended September 30		Three month period ended September 30
	2007	2006	2007	2006
Revenues	$ 5,078,983	$ 18,340	$ 3,013,658	$ -
Cost of revenues	1,367,933	-	866,784	-
Gross profit	3,711,050	18,340	2,146,874	-
General, selling and administrative expenses	4,557,315	2,190,905	1,861,605	1,569,758
Operating income (loss)	(846,265)	(2,172,565)	285,269	(1,569,758)
Net income (loss) before minority interest	(1,427,734)	(2,170,735)	92,539	(1,570,278)
Income (loss) of subsidiary	-	-	-	-
Net loss	(1,427,734)	(2,170,735)	92,539	(1,570,278)
Net loss per share	$ (0.03)	$ (0.05)	$ 0.00	$ (0.04)

Management anticipates that consolidated revenues will increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will maintain profitablility.  Revenue is recognized when services are performed.  Contracts can range in duration from a few months to two years, and generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon hours worked or samples tested.  For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above.  Additional payments may be made based upon the achievement of performance-based milestones over the contract duration.

General, selling and administrative expenses increased significantly for the 2007 nine month period compared to the 2006 nine month period due to growth of Qualia’s operations.  Increases in Qualia’s employees, along with increased insurance costs, advertising and marketing and travel expenses resulted in increased overall operating expenses.  Management anticipates that these expenses will continue to increase in the short term.

In addition to expenses related to operations, we recorded interest expense of $580,984 for the 2007 nine month period and $197,157 for the 2007 third quarter primarily related to the interest expense of the convertible debenture agreement with Adlan Foundation.

Despite significant increases in revenues that have resulted in a net income for the 2007 third quarter, our consolidated operating expenses for the 2007 nine month period have resulted in a net loss and a net loss per share for that period.  While we are making progress, we cannot guarantee you that we will remain profitable in the short term and anticipate that we will post net losses for the year end.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Holmes through the date of this filing that have not been previously disclosed.

On November 7, 2007, we issued 1,000,000 common shares to Lomnicky Finance Ltd. to convert debt of $1,000,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

Date: November 12, 2007	HOLMES BIOPHARMA, INC. By: /s/ John F. Metcalfe John F. Metcalfe President, Secretary/Treasurer Chief Financial Officer and Director

16