Form 10-K
period 2007-12-31
HOLMES BIOPHARMA, INC.
filed 2008-04-14
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number:  000-31129

HOLMES BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0412635 (I.R.S. Employer Identification No.)
8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona (Address of principal executive offices)	85258 (Zip Code)

Registrant’s telephone number:   866-694-2803

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,058,412.

The number of shares outstanding of the registrant’s common stock as of April 4, 2008 was 49,060,247.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.    Business

3

Item 1A. Risk Factors

6

Item 2.    Properties

7

Item 3.    Legal Proceedings

8

Item 4.    Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

8

Item 6.    Selected Financial Data

10

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

11

Item 8.    Financial Statements and Supplementary Data

13

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

45

Item 9A. Controls and Procedures

45

Item 9B. Other Information

45

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

46

Item 11.  Executive Compensation

46

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

47

Item 13.  Certain Relationships and Related Transactions, and Director Independence

49

Item 14.  Principal Accountant Fees and Services

49

PART IV

Item 15.  Exhibits, Financial Statement Schedules

50

Signatures

50

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

PART I

ITEM 1.  BUSINESS

Historical Development

Holmes Biopharma, Inc. (“Holmes”) was incorporated under the laws of the state of Nevada on December 3,1998 as Holmes Herbs, Inc., to engage in the distribution of herbal and natural medicine products.   On May 20, 2005, we incorporated a subsidiary, Qualia Clinical Service Inc., a Nevada corporation (“Qualia”), for the purpose of developing a clinical drug research and development business.

On November 30, 2005, Qualia purchased Dr. Sohail Khattak’s business plan for clinical drug research and development in exchange for 15,000,000 shares of Qualia common stock valued at $15,000.  In December 2005 Dr. Khattak was appointed President and CEO of this subsidiary and Qualia issued 7,500,000 of its common shares to him for his participation in the business development of Qualia.  Holmes Biopharma was issued 20,000,000 shares of Qualia common stock, resulting in Qualia remaining a majority-owned subsidiary of Holmes Biopharma.

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

Our Business

Holmes is a holding company and Qualia is our majority-owned subsidiary.  We intend to focus our efforts and resources on the development of Qualia as a contract research organization (“CRO”).

Qualia Clinical Services, Inc. Business

Qualia’s mission is to become a leading CRO by providing integrated and cost effective clinical development services that help the pharmaceutical industry introduce new drug products.  Qualia offers services to support global research and development of biotechnology, pharmaceutical and medical device companies.  In recent years pharmaceutical companies have increasingly relied on outside CRO’s as a means to lower their costs related to personnel and infrastructure.  Management believes that this trend will continue and increase in coming years.  Qualia intends to become a strategic partner of pharmaceutical clients rather than just a service vendor.

We rely on the expertise of Sohail Khattak, M.D., to lead Qualia’s clinical drug research business.  Dr. Khattak has worked on research, design and supervision of Phase I, II, III and IV trials, organized first-in man studies, set up bioequivalence, bioavailability and ADME studies.  He has overseen the writing and implementation of clinical Standard Operating Procedures working with the Food and Drug Administration.  He also has served on the advisory board of pharmaceutical companies such as Abbot, Novartis, Jansen Ortho and Shire Pharmaceuticals.

Since January 2006 Qualia has operated a day-use Phase III and IV clinical research facility in Toronto, Canada.  In addition Qualia has established a comprehensive Data Management Center out of the same facility.   These services provide timely delivery of testing results to customers.  Until the fall of 2007 Qualia had outsourced this activity to a third party but management determined that this service could provide another revenue stream for the company.  Subsequently, Qualia increased its staff complement to ten trained professionals dedicated to data management.  This is also a service that can be contracted to other contract research organization’s and large pharmaceutical companies on an outsourced basis, hence adding considerably to the overall profitability of the company.

In August 2006 Qualia opened a Phase I multi-bed clinical research facility in Omaha, Nebraska.  In October 2006 the Omaha facility commenced work on its first contract, a Phase I trial for rheumatoid arthritis patients and during 2006 and 2007 Qualia has conducted 50 clinical projects and received requests for several follow-up projects with the same sponsors.  In September 2007 Qualia expanded this facility by adding 10,000 square feet of clinic and administrative space bringing the total square footage to 33,000.

In September 2007 Qualia acquired 100% of Qualia Ukraine for the purpose of marketing and conducting clinical research trials in Eastern Europe.  Qualia Ukraine was recently awarded its first research contract and has hired six  employees and leases a facility with approximately 1,000 square feet for $7,000 per month.

Clinical Trial Industry

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

Principal Services and Markets

Qualia offers complete services for the design, placement, performance and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs and medical devices.  It has the capability to manage every aspect of trials in Phases I through IV, including design of protocols, operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation.  Qualia generally is awarded contracts based, among other things, upon its response to requests for proposal received from pharmaceutical, biotechnology and medical device companies.

The outsourcing of preclinical and clinical trials for pharmaceutical, biotechnology and medical device products is estimated to be growing at least as much as the rate of growth in global research and development expenditures by major pharmaceutical companies.  The contract research organization industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other contract research organizations, many of which have substantially greater resources than Holmes and Qualia.   However, we believe Qualia can take advantage of the trend toward outsourcing clinical trials based upon the quality of its staff and facilities.

Competition

Qualia primarily competes with pharmaceutical companies' own in-house research departments, other contract research organizations, universities and teaching hospitals.  Our industry has full-service contract research organizations with global capacities, several mid-size contract research organizations and many small, limited-service providers.  In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than Qualia.  Clients choose a contract research organization based on several factors, the most important of which is the quality of the work performed for existing clients.

Principal Suppliers

Tandem Research Labs is a major partner of Qualia and on an outsourced basis supplies bioanalytical services to Qualia that forms an intricate component of our complete range of services to our biotechnology sponsors.

Major Customers

There is no one customer that provides more than 10% of the company’s revenue.   However, Qualia has ongoing contracts with no fewer than 35 sponsors and of the 10 largest pharmaceutical companies in the world Qualia has secured contracts with a majority of them.  Due to confidentiality, the names of these companies cannot be published into the public domain.

Government Regulation

The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies.  In the United States federal regulations ensure that only those products that have been proven to be safe and effective are made available to the public.  The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products, and post-marketing requirements.  Pursuant to FDA regulations, contract research organizations that assume obligations of a drug sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations.  In the United States, the historical trend has been in the direction of increased regulation by the FDA.  Qualia believes that many pharmaceutical, biotechnology and medical device companies do not have the staff and/or the available expertise to comply with all of the regulations and standards, and this has contributed and will continue to contribute to the growth of the contract research organization industry.  The services provided by Qualia are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulations present in the United States.  Qualia is obligated to comply with FDA regulations governing such activities as selecting qualified investigators, obtaining required forms from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug/device accountability, and instructing investigators to maintain records and reports.  Qualia must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA during audits.  If such audits document that Qualia has failed to adequately comply with Federal regulations and guidelines, it could have a material adverse effect on the company.  In addition, Qualia’s failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could damage Qualia’s reputation.

Employees

Holmes does not have any employees at this time and Qualia has 150 employees, 85% of which are full time.   Qualia’s employees are not presently covered by any collective bargaining agreement.  It has not experienced any work stoppages and believe that its relations with their employees are good.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

Operating costs for clinical research are relatively fixed, but variations of the timing of contracts may lead to fluctuation in quarterly operating results.

Qualia’s quarterly operating results may fluctuate as a result of factors such as implementing or completing particular clinical trials, and termination of clinical trials, therefore, results of one quarter are not necessarily indicative of results for the next quarter.   Since a high percentage of Qualia’s operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of trials may cause significant variations in quarterly operating results.

Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug.

Qualia monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials.  Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, some of whom may be seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial.  Qualia is contractually indemnified in any and all of these instances by the sponsor of the trial.  Qualia believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards and the need to obtain each patient's informed consent.  To reduce its potential liability, Qualia requires indemnity provisions in its contracts with clients. These indemnities generally do not, however, protect the company against certain of its own actions such as those involving negligence or misconduct.  Qualia currently has in place professional liability insurance coverage should any unfortunate event occur.  Also, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities vary from client to client and from trial to trial.

Qualia is dependent upon the ability of third parties to fund research and development.

As a provider of preclinical and clinical research services to pharmaceutical, biotechnology and medical device clients, Qualia’s ability to win new outsourced contracts from the pharmaceutical industry is dependent upon the rate of research and development expenditure by that industry. This in turn can be influenced by a variety of factors, including mergers within the pharmaceutical industry, the availability of capital to the biotechnology industry, and, in the United States, by the impact of government reimbursement rates for Medicare and Medicaid programs. Consequently, the success of the company to grow and win new outsourced contracts is highly dependent upon the ability of the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels.

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

ITEM 2.  PROPERTIES

Holmes’ principal office is located in Scottsdale, Arizona and a secondary location for administration is in Vancouver, British Columbia, Canada.  We pay a total of $1,500 on a month-to-month basis for this office space.

Qualia leases facilities in Omaha, Nebraska; Toronto, Ontario; and Kiev, Ukraine.  It entered into a five year lease agreement for a 22,180 square foot facility in Omaha, Nebraska and pays approximately $13,000 per month for that facility.  The lease includes an annual escalator and no rent for the six month period from March through August 2007 and expires February 28, 2011.  Qualia has paid approximately $500,000 for its own tenant improvements.  On

August 1, 2007, Qualia entered into a five year lease agreement that expanded its existing operations in Omaha to an additional 8,117 square feet in a similar facility directly across the street from the main clinic.  The company negotiated the first six months free with approximately $3,600 per month plus operating expenses.  Qualia paid its own modest tenant improvement costs that amounted to approximately $30,000.

Qualia has a five year lease for a 3,000 square foot facility in Toronto, Ontario, Canada used for its data management business for approximately $1,660 per month plus operating expenses.

Qualia has a 35 month lease for a clinical facility located in Kiev, Ukraine with approximately 1,000 square feet for approximately $7,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “HLMB”.  The following table sets forth the range for each quarterly period during 2007 of the closing high and low bid as reported by Pink Sheets LLC.  The quarterly periods for 2006 reflect the high and low bid prices of our common stock as reported by the OTC Bulletin Board.  On July 31, 2006 we effected a 1-to-3 forward split of our common stock.  The forward stock split is reflected in the quarterly periods ended September 30 and December 31, 2006.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 1.35	$ 0.60	$ 5.50	$ 3.35
June 30	1.58	0.60	4.50	2.05
September 30	2.05	1.41	1.68	0.40
December 31	2.12	0.54	1.40	0.51

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

issued by a registered investment company;

$

excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Investor Relations

On January 9, 2008, Holmes engaged Newport Capital Consultants, Inc. (“Newport”), a consulting and investment banking firm, to provide investor relations services for a term of one year.  Under the consulting agreement, Newport will provide a broker relations program to Holmes and will communicate with brokers and market makers throughout the United States on behalf of the company.  Holmes agreed to pay Newport $5,000 per month for consulting services, an aggregate of 200,000 shares of common stock to be issued per quarter, plus options to purchase 1,000,000 common shares pursuant to an agreed upon schedule.  The agreement may be terminated at anytime with a 60-day notice.

Holders

As of April 4, 2008, we had approximately 76 shareholders of record, which does not include Regulation S shares held in Europe or common shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

On January 9, 2008 we granted options to purchase 1,000,000 common shares to Newport Capital Consultants, Inc. in consideration for investment relations services.  The options have exercise prices ranging from $0.75 to $3.00 and vesting dates ranging from April 10, 2008 through January 10, 2010.  On January 24, 2008 we issued 50,000 shares to Newport Capital Consultants, Inc. in consideration for investment relations services valued at approximately $50,000.   We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 28, 2008 we issued an aggregate of 15,000 shares to two entities for investor relations services valued at approximately $15,000.  We issued 12,750 shares to Baxter Capital Advisors, Inc. and 2,250 shares to MidSouth Capital. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is based on the consolidated financial statements of Holmes and its 56.5% interest in Qualia.  The following chart summarizes our consolidated financial statements for the years ended December 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.  The 2006 year has been restated to reflect corrections made to the 2006 year (See Note 14 to the financial statements) and to reflect the forward common stock split effected July 21, 2006.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET		(Restated)
Cash	$ 76,949	$ 626,444
Total current assets	1,880,242	1,009,470
Total assets	2,922,130	2,060,650
Total current liabilities	2,829,202	1,075,131
Total liabilities	2,829,202	1,075,131
Accumulated deficit	(9,767,120)	(6,951,488)
Total stockholders’ equity	$ 92,928	$ 985,519

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 8,722,845	$ 441,285
Cost of revenues	3,006,467	61,888
Gross profit	5,716,378	379,397
General, selling and administrative expenses	8,103,473	3,425,508
Net operating loss	(2,387,095)	(3,046,111)
Total nonoperating income (expense)	(428,537)	(173,069)
Income taxes	-	-
Net loss	(2,815,632)	(3,219,180)
Net loss per share	$ (0.06)	$ (0.07)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

During the past two years we have continued to focus on the development of Qualia’s clinical drug research and development business.   For the year ended December 31, 2007 (“2007”) we recorded consolidated revenues of $8,722,845 compared to $441,285 for the year ended December 31, 2006 (“2006”).  The second quarter of 2007 was a turning point when we recorded consolidated revenues of $1,628,600 and we have increased consolidated revenues during the remainder of 2007.

Our challenge for the next twelve months will be to continue Qualia’s revenue growth and to seek additional funding for Qualia’s continued operations.

Liquidity and Capital Resources

Prior to 2007 we had relied on sales of our common stock as a primary source of funding, but during 2007 we recorded significant consolidated revenues.  However, our independent accounting firm expressed uncertainty that we can continue as a going concern because Qualia, which is the source of our revenues, has only recently started its clinical operations.  All risks inherent to a new enterprise are inherent to Qualia’s operations.  Although Qualia has increased its revenues, the revenues are not at a level to support continued growth of Qualia.  Our management anticipates that we will continue to rely on loans and equity financings in addition to revenues to fund Qualia’s business plan.

Our sources of funding during 2007 and 2006 included revenues, proceeds from the sale of stock, loans and advances.  We also issued common stock for services to avoid using our cash.  We intend to use our cash for our operations and for advances to Qualia for further development of its operations.

During 2007 we relied on revenues, proceeds of $462,096 from the sale of stock, a loan of $100,000 and advances of $162,500 from a revolving bank line of credit.  A portion of the stock sales were from a Regulation S offering we initiated in May 2005 in which we offered 10,000,000 shares under Regulation S with an aggregate offering price of $5,000,000.   During 2007 we sold 1,246,557 shares of Regulation S stock for net proceeds of $177,096 and sold 85,000 common shares for $285,000.   To avoid using our cash in 2007, we issued 127,750 common shares for various services valued at $262,000.

In 2006 our funding sources included our revenues, net proceeds of $2,013,698 from the sale 7,116,820 shares of Regulation S stock and a convertible debenture agreement for financing of $1,000,000, discussed below.   We also issued 588,500 shares for services valued at $934,750 and paid loan fees with 125,000 common shares valued at $198,750.

We cannot assure you that we will be successful in raising the funds needed to meet our future cash requirements and if we are unable to obtain necessary funding through sales of our common stock, we may be forced to delay the further development of the Qualia’s clinical drug research and development business.

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

Results of Operations

Our revenues increased significantly in 2007 when compared to 2006.  Management anticipates that consolidated revenues will continue to increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will maintain profitability.  Revenue is recognized when services are performed.  Our pharmaceutical research services revenues are provided under the terms of long-term contracts that can extend from several months to several years.  Revenues on these contracts are recognized using the percentage-of-completion method based on a proportional performance basis using output as a measure of performance.  Amounts generally become billable upon the achievement of certain milestones or in accordance with predetermined payment schedules.  Services performed in advance of billings are recorded as costs in excess of billings on contracts in progress pursuant to the contractual terms.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are reported as deferred revenue and recognized as revenue as services are performed or products are delivered.  Changes in the scope of work generally result in a renegotiation of contract terms.  Renegotiated amounts are not included in net revenues until earned and realization is assured.

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

General, selling and administrative expenses increased significantly for 2007 compared to 2006 due to growth of Qualia’s operations.  Increases in Qualia’s employees, along with increased insurance costs, advertising and marketing and travel expenses resulted in increased overall operating expenses.  Management anticipates that these expenses will continue to increase in the short term.

In addition to expenses related to operations, we recorded interest expense of $410,782 for 2007 and $185,894 for 2006 that was primarily related to the interest expense and beneficial conversion expense of the convertible debenture agreement with Adlan Foundation.

Despite significant increases in revenues that have resulted in a net income for 2007, our consolidated operating expenses for 2007 have resulted in a net loss and a net loss per share for that period.  While we are making progress, we cannot guarantee that we will remain profitable in the short term and anticipate that we will post net losses for the year end.

Commitments and Contingent Liabilities

Qualia holds monthly leases for four different office and/or clinic facilities.  (See Part I, Item 2 Properties, above) The future minimum lease payments under the operating leases as of December 31, 2007 are $319,820 for December 31, 2008 and total $1,268,450 through 2012.

At December 31, 2007, our consolidated total current liabilities included accounts payable of $1,855,109, a note payable to a third party of $100,000, a bank line of credit debt of $162,500, deferred revenue of $204,243, accrued expenses of $413,507 and advances from future deposits of $93,843.  The accounts payable are primarily related to costs associated with the expansion of Qualia’s operations.  The note payable is related to a promissory note executed on June 18, 2007, payable to Abernathy, Mendelson & Associates Inc.  The principal sum of the note is $100,000 USD, with interest of seven percent (7%) per annum.  The principal and interest are due on or before June 17, 2008.

During 2007 Qualia entered into a line of credit arrangement with Wells Fargo Bank with a credit limit of $175,000 and an interest rate at 1.25% over the Wall Street Journal Prime Rate (The Wall Street Journal Prime Rate was 7.50% at December 31, 2007).  This line of credit is not collateralized.  There was $162,500 outstanding againstthis line of credit at December 31, 2007.

On August 10, 2006, we entered into a convertible debenture agreement with Adlan Foundation that provided us with a cash loan of $1,000,000.  We paid a fee of $323,750 consisting of $125,000 cash and 125,000 shares of common stock valued at $198,750.  The convertible debenture bears no interest and the term of the loan ended November 7, 2007.  Under the terms of the convertible debenture agreement, the debenture holder, Lomnicky Finance Ltd, provided written notice during the term of the agreement to exercise its right to convert the loan amount into common stock at the price of $1.00 per share.  On November 7, 2007, our board of directors authorized the issuance of 1,000,000 shares to the debenture holder to convert this debt.

Off-balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOLMES BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

INDEX

Reports of Independent Registered Public Accounting Firm

14

Consolidated Balance Sheets

16

Consolidated Statements of Operations and Comprehensive Income (Loss)

17

Consolidated Statements of Stockholders’ Equity (Deficit)

18

Consolidated Statements of Cash Flows

19

Notes to Consolidated Financial Statements

20

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Holmes Biopharma, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Holmes Biopharma, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holmes Biopharma, Inc. and Subsidiary as of December 31, 2007, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Holmes Biopharma, Inc. and Subsidiary will continue as a going concern.  As discussed in Note 2 to the financial statements, Holmes Biopharma, Inc. has had recurring net losses, negative cash flows from operations and working capital deficiencies  during the periods presented which raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

April 2, 2008

_______________________________________________

Member of AICPA, UACPA & Registered with PCAOB

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

The accompanying consolidated financial statements have been prepared assuming that Holmes Biopharma, Inc. and Subsidiary will continue as a going concern.  As discussed in Note 2 to the financial statements, Holmes Biopharma, Inc. has had recurring net losses, negative cash flows from operations and working capital deficiencies  during the periods presented which raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, management discovered errors in the reporting of the Company’s accounting for the beneficial conversion feature related to a convertible note during 2006, accounting for common stock issued for services rendered on behalf of the Company, and the reclassification of prepaid loan fees in stock to the equity section of the balance sheet.  Accordingly, the consolidated financial statements as of and for the year ended December 31, 2006 have been restated to correct the errors.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah February 9, 2007 except for Notes 4, 5, 6 and 14 dated April 2, 2008.

______________________________________________

Member of AICPA, UACPA & Registered with PCAOB

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS		12/31/06
	12/31/07	(Restated)
CURRENT ASSETS
Cash	$ 76,949	$ 626,444
Receivables	1,031,813	347,343
Costs and Earnings in Excess of Billings on Contracts in Progress	771,480	30,184
Prepaid Expenses	-	5,499
Total Current Assets	1,880,242	1,009,470

PROPERTY AND EQUIPMENT
Computer Equipment	182,371	87,958
Leasehold Improvements	624,133	532,804
Office Furniture and Equipment	475,907	377,677
Total Cost	1,282,411	998,439
Less Accumulated Depreciation	256,046	46,348
Net Book Value	1,026,365	952,091

OTHER ASSETS	15,523	99,089

TOTAL ASSETS	$ 2,922,130	$ 2,060,650

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 162,500	$ -
Accounts Payable	1,855,109	292,909
Bank Overdraft	93,843	-
Convertible Debentures Payable, Net of Debt Discount	-	597,507
Convertible Debentures Payable, Related Party	-	11,250
Note Payable	100,000	-
Note Payable, Related Party	-	2,025
Deferred Revenue	204,243	141,124
Accrued Expenses	413,507	30,316
Total Current Liabilities	2,829,202	1,075,131

TOTAL LIABILITIES	2,829,202	1,075,131

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares
Issued and Outstanding, 49,002,247 and 46,342,940, respectively	49,002	46,343
PAID IN CAPITAL	9,813,292	8,023,832
PREPAID EXPENSES	-	(135,254)
OTHER ACCUMULATED COMPREHENSIVE INCOME	(2,246)	2,086
ACCUMULATED DEFICIT	(9,767,120)	(6,951,488)

Total Stockholders' Equity	92,928	985,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,922,130	$ 2,060,650

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007 and 2006

		Year Ended
	Year Ended	Dec. 31, 2006
	Dec. 31, 2007	(Restated)

Revenues	$8,722,845	$441,285
Cost of Revenues	3,006,467	61,888
Gross Profit	5,716,378	379,397

General, Selling and Administrative
Advertising and Marketing	755,090	269,116
Depreciation and Amortization	428,327	149,778
Insurance	353,348	93,988
Contract Labor	1,110,227	1,413,208
Professional and Consulting Fees	366,169	289,698
Rent	332,531	96,603
Office Expense	875,431	202,864
Travel, Meals and Entertainment	401,705	253,637
Salaries and Wages	2,745,687	495,440
Payroll Taxes	213,238	45,890
Telephone and Utilities	278,300	98,232
Other	243,420	17,054
Total General, Selling and Administrative	8,103,473	3,425,508

Operating Loss	(2,387,095)	(3,046,111)

Nonoperating Income (Expense)
Miscellaneous Income (Expense)	(17,755)	12,825
Interest Expense - Beneficial Conversion	(402,493)	(185,894)
Interest Expense - Other	(8,289)	-
Total Nonoperating Income (Expense)	(428,537)	(173,069)

Net Loss Before Income Taxes	(2,815,632)	(3,219,180)

Income Taxes	-	-

Net Loss	$(2,815,632)	$(3,219,180)

Net Loss Per Share, Basic and Diluted	$(0.06)	$(0.07)

Weighted Average Number of Shares of
Common Stock Outstanding	47,775,230	44,828,952

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the fiscal years ended December 31, 2007 and 2006
:
	December 31,	December 31,
	2007	2006
Net loss	(2,815,632)	(3,219,180)
Foreign currency translation adjustment	(4,332)	1,584
Comprehensive loss	(2,819,964)	(3,217,596)

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Period January 1, 2006 through December 31, 2007

					Accumulated
					Other
	Common Stock		Paid In	Prepaid	Comprehensive	Accumulated
	Shares	Amount	Capital	Expenses	Income	Deficit	Total

Balances, January 1, 2006	38,512,620	$ 38,513	$ 4,294,465	$ -	$ 502	$ (3,732,308)	$ 601,172

Issuance of Common Stock For Services	588,500	588	934,161	-	-	-	934,750
Issuance of Common Stock For Loan Fees	125,000	125	198,625	(198,750)	-	-	-
Issuance of Reg S Stock, Net of Selling Expenses	7,116,820	7,117	2,006,581	-	-	-	2,013,697
Beneficial Conversion Feature of Convertible Debt	-	-	590,000	-	-	-	590,000
Amortization of Loan Fees	-	-	-	63,496	-	-	63,496
Foreign Currency Translation Adjustments	-	-	-	-	1,584	-	1,584
Net Loss, December 31, 2006	-	-	-	-	-	(3,219,180)	(3,219,180)

Balances, December 31, 2006, (Restated)	46,342,940	46,343	8,023,832	(135,254)	2,086	(6,951,488)	985,519

Issuance of Reg S Stock, Net of Selling Expenses	1,246,557	1,246	175,850	-	-	-	177,096
Issuance of Common Stock For Services	127,750	128	261,872	-	-	-	262,000
Issuance of Common Stock For Cash	285,000	285	284,715	-	-	-	285,000
Value of Warrants Issued for Financing	-	-	68,023	-	-	-	68,023
Note Payable Conversion to Common Stock	1,000,000	1,000	999,000	-	-	-	1,000,000
Amortization of Loan Fees	-	-	-	135,254	-	-	135,254
Foreign Currency Translation Adjustments	-	-	-	-	(4,332)	-	(4,332)
Net Loss, December 31, 2007	-	-	-`	-	-	(2,815,632)	(2,815,632)

Balances, December 31, 2007	49,002,247	$ 49,002	$ 9,813,292	$ -	$ (2,246)	$ (9,767,120)	$ 92,928

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
		2006
	2007	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,815,632)	$(3,219,180)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock Issued for Services	262,000	934,750
Depreciation and Amortization	428,327	149,778
Impairment of Intangible Asset	-	15,000
Accretion of Convertible Debenture, Net	404,106	185,894
Warrants Issued for Financing	68,023	-
Changes in Current Assets and Current Liabilities
Decrease (Increase) in Receivables	(684,392)	(289,758)
Decrease (Increase) in Costs and Earnings in Excess
of Billings on Contracts in Progress	(741,296)	(30,184)
Decrease in Prepaid Expenses	5,499	3,047
Increase in Trade Accounts Payable	1,562,200	226,581
Increase in Bank Overdrafts	93,843	-
Increase (Decrease) in Deferred Revenues	63,119	141,124
Increase (Decrease) in Accrued Expenses	383,191	25,542
Net Cash (Used in) Operating Activities	(971,012)	(1,857,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Deposits	(1,500)	(14,023)
Purchase of Property and Equipment	(283,972)	(998,439)
Net Cash (Used in) Investing Activities	(285,472)	(1,012,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	462,096	2,013,698
Loan Fees Paid	-	(125,000)
Advances on Revolving Bank Line of Credit	162,500	-
Proceeds From Issuance of Note Payable	100,000	-
Repayments of Note Payable	(13,275)	-
Issuance of Convertible Debt	-	1,000,000
Net Cash Provided by Financing Activities	711,321	2,888,698

Effect of Exchange Rate Changes on Cash	(4,332)	1,584

Net Increase (Decrease) in Cash	(549,495)	20,414

Cash, Beginning of Period	626,444	606,030

Cash, End of Period	$76,949	$626,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid For
Interest	$22,039	$-
Taxes	$-	$-

Non-Cash Transactions
Stock Issued for Services	$262,000	$934,750
Stock Issued in Conversion of Debt	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation

Nature of business

Holmes Biopharma, Inc. (formerly Holmes Herbs, Inc.) was organized December 3, 1998 under the laws of the State of Nevada ( “Holmes”).  Qualia Clinical Services, Inc. (“Qualia”) was organized May 20, 2005 under the laws of the State of Nevada as a subsidiary of the Company.   The Company began operations during 2006 as a contract research organization performing various studies for pharmaceutical companies.

On November 20, 2005, Qualia purchased Dr. Sohail Khattak’s business plan for clinical drug research and development in exchange for 15,000,000 shares of Qualia common stock valued at $15,000.  In December 2005, Dr. Khattak was appointed President and CEO of this subsidiary and Qualia issued 7,500,000 of its commons shares to him for his participation in the business development of Qualia.  Holmes Biopharma was issued 20,000,000 shares of Qualia common stock, resulting in Qualia remaining a majority-owned subsidiary of Holmes Biopharma.

Effective July 21, 2006, Holmes Herbs, Inc. changed its name to Holmes Biopharma, Inc. to more accurately reflect the new business operations in the clinical drug research industry.  The Company also affected a 1-to-3 forward stock split of common shares on July 21, 2006, increased the authorized common stock to 100,000,000 and changed the trading symbol to ‘HLMB’.  The Company also changed its website to www.holmesbiopharma.com.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Holmes Biopharma, Inc. include the accounts of Holmes and its 54.8% - owned subsidiary, Qualia, collectively the "Company".  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  The Company’s pharmaceutical research services revenues are provided under the terms of long-term contracts that can extend from several months to several years.  Revenues on these contracts are recognized using the percentage-of-completion method based on a proportional performance basis using output as a measure of performance.  Amounts generally become billable upon the achievement of certain milestones or in accordance with predetermined payment schedules.  Services performed in advance of billings are recorded as costs in excess of billings on contracts in progress pursuant to the contractual terms in the current section of the balance sheet.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are reported as deferred revenue and recognized as revenue as services are performed or products are delivered, as discussed

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above.  Changes in the scope of work generally result in a renegotiation of contract terms.  Renegotiated amounts are not included in net revenues until earned and realization is assured.

Cash and Cash Equivalents

The Company’s policy is to invest excess cash in income-producing investments.  Cash equivalents consist of temporary cash investments with maturities of three months or less.  For purposes of the statements of cash flows, the Company includes these amounts in cash and cash equivalents.

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

Depreciation is computed using the straight line method over the following estimated useful lives which vary from three to seven years.  Depreciation expense amounted to $208,007 and $46,348 in 2007 and 2006, respectively.  Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Computer Equipment	$182,371	$87,958
Leasehold Improvements	$624,133	$532,804
Office Furniture and Equipment	$475,907	$377,677
Total Cost	$1,282,411	$998,439
Less Accumulated Depreciation	$256,046	$46,348
Net Book Value	$1,026,365	$952,091

Expenditures for deposits, equipment and parts for additions or improvements to equipment are recorded as projects in progress and are depreciated when completed and placed into service.  The Company’s property and equipment is not pledged as collateral on any indebtedness at December 31, 2007 and 2006.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company incurred cumulative net losses of approximately $9,700,000 from operations through December 31, 2007 and has recurring negative working capital and cash flow operations raising substantial doubt about the Company's ability to continue as a going concern.

The Company has committed over $3.6 million in funds for the Qualia facilities and has been successful in raising capital through the end of the year.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Beneficial Conversion Feature

We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” During 2005 and 2006 we incurred convertible debt which has been recorded as beneficial conversion features pursuant to EITF Issues No. 98-5 and 00-27.  Expense recorded on our financial statements during the years ended December 31, 2007 and 2006 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $402,493 and $185,894, respectively.  See Note 5

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this method, total compensation costs for all share-based payments granted subsequent to January 1, 2006, are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The fair value of any options granted will be calculated using the Black-Scholes option-pricing formula.  Compensation expense for stock options will be recognized ratably over the option’s vesting period.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”).  SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures.  SFAS 158 became effective for us on January 1, 2007, but did not have a significant effect on our consolidated financial tatements.

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable.  If the long-lived asset or group of assets is considered to be impaired, an impairment change is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2007.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, convertible debt and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

Note 3. Intangible Asset

The Company follows SFAS 142 for the loan fees and other intangible assets which requires other intangible assets to be amortized only if they have defined useful lives.  The useful lives of the intangible assets that are being amortized are evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

On August 10, 2006, the Company entered into a convertible debenture agreement (See Note 6) whereby the Company paid a fee of $125,000 in cash and 125,000 common shares of stock valued at $198,750 for a total of $323,750.  These loan fees were fully amortized at December 31, 2007.

Note 4. Stockholders' Equity

Common stock (Restated)

On July 24, 2006 the Company issued an aggregate of 64,500 shares of common stock to consultants for services rendered to the Company.   Compensation expense of $96,750 was recognized for the shares issued.  The fair market share price at the date of grant was $1.50.

On July 27, 2006, the Company issued 4,000 shares to a consultant for services rendered to the Company.    Compensation expense of $6,000 was recognized for the shares issued.  The fair market share price at the date of grant was $1.60.

On August 8, 2006, the Company entered into consulting agreements under the Plan as described in Note 3.  For the consulting agreements, the Company issued 520,000 shares of free trading common stock.   Consulting expense of $832,000 was recognized as the fair market value of the shares.  The fair market share price at the date of grant was $1.60.

On August 10, 2006 the Company issued 125,000 shares as a portion of a fee for a convertible debenture agreement described in Note 6.  The shares were valued at $198,750.

On July 21, 2006, the Company's Board of Directors authorized a forward split of the common stock of the Company on a 3 for 1 basis.  Prior period information has been restated to reflect the stock splits.

During 2007, the Company issued 127,750 shares of free trading common stock at an average share price of $2.05 per share.   Compensation expense of $262,000 was recognized for the shares issued.

On March 5, 2007, the Company sold 185,000 shares to an investor for a total of $185,000 or $1.00 per share.  The Company also issued stock warrants which expire one-year after the date of issuance allowing the investor to purchase 92,500 additional shares of Company stock at $1.50 per share.  The warrants were valued through the Black-Scholes Model and expensed in the amount of $39,139.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 30, 2007, the Company sold 100,000 shares to an investor for a total of $100,000 or $1.00 per share.  The Company also issued stock warrants which expire one-year after the date of issuance allowing the investor to purchase 50,000 additional shares of Company stock at $1.50 per share.  The warrants were valued through the Black-Scholes Model and expensed in the amount of $28,884.

During the years ended December 31, 2007 and 2006 the Company sold 1,246,557 and 7,116,820 shares of Regulation S common stock in the European market for proceeds of $177,096 and $2,013,697, respectively.

The Company has not authorized any preferred stock.

Net loss per common share (Restated)

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.  Stock warrants of 142,500 were considered but not included due to their anti-dilutive effect.

As of December 31, 2007 and December 31, 2006, the Company had no dilutive potential common shares.

	2007	2006 (Restated)
Income (Loss) Numerator	(2,815,632)	(3,219,180)
Weighted Average Common Shares (Denominator)	47,775,230	44,828,952
Per Share Amount	(0.06)	(0.07)

Note 5. Convertible Debentures Payable (Restated)

On August 10, 2006 the Company entered into a $1,000,000 Convertible Debenture Agreement with a foundation.  The term of the agreement is fifteen months and it allows the lender the right to convert the principal to common stock at a value $1.00 per share, in whole or in part at any time during the term.  If the lender does not convert the principal during the term, the Company shall have the right to either repay the principal without interest or convert the principal to common stock at a value of $.50 per share. In accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that a beneficial conversion feature existed at the date of issuing the convertible debt and recorded a discount on convertible debt totaling $590,000.  The discount was expensed as interest expense over the term of the loan and was completely expensed during 2007.This note was converted to 1,000,000 shares of Common Stock in October of 2007.

During 2003 and 2004 the Company entered into a Convertible Debenture Agreement with related parties. The outstanding balance on these debentures was $0 and $11,250 at December 31, 2007 and 2006. The debentures are payable during 2007 and carry interest of 10% per annum.  The Company determined that no beneficial conversion feature existed at the date of issuing the convertible debt.   The outstanding principal and interest was paid in full on these debentures during 2007.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balances for notes payable and related accrued interest payable for the debentures are as follows:

	2007	2006
Convertible Debt, Net of Unamortized debt discount,
of $420,493, Non-interest bearing due October 2007, unsecured	$-	$597,507

Convertible debt, related party, due on demand,
including interest at 10%, unsecured	-	11,250

Total Convertible debt, payable	-	608,757

Less: current portion	-	(608,757)

Long-Term Convertible Debt Payable	$-	$-

The convertible note was non-interest bearing and had a maturity date of October 2007 and therefore was reported as a current liability at December 31, 2006.  Interest expense related to the beneficial conversion feature for the Convertible Debenture Agreement was approximately $402,493 and $185,894 for the years ended December 31, 2007 and 2006, respectively.

Note 6. Income Taxes (Restated)

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $7,200,000 as of December 31, 2007 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2007 are as follows:

2007
Deferred Tax Asset:
Net operating loss carryforward	$ 2,880,000
Valuation allowance	(2,880,000)
Net Deferred Tax Asset	$ -

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company's deferred tax asset as of December 31, 2006 are as follows:

2006
Deferred Tax Asset
Net operating loss carryforward	$ 2,086,063
Valuation allowance	(2,086,063)
Net deferred tax asset	$ -

The net federal operating loss carry forward will expire between 2016 and 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  The components of income tax expense are as follows:

	December 31, 2007	2006

Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL benefit	793,937	821,279
Change in allowance	$ (793,937)	$ (821,279)
	$ -	$ -

Note 7. Lease commitment

Qualia entered into a building lease as a tenant on February 9, 2006.  Under the terms of the lease agreement, Qualia occupies 22,180 square foot facility in Omaha Nebraska for 60 months beginning March 1, 2006. Qualia paid a security deposit of $14,023 and monthly payments of $12,938, plus operating expenses, beginning in September 2006.  The agreement provides a schedule of increased rents each year and no rent for the six month period March through August of 2007. The agreement expires on February 28, 2011 and contains two five year options to extend the lease.  Rent expense recorded under this lease agreement was $148,187 for the year ending December 31, 2007.

Qualia entered into a second building lease in Omaha, Nebraska as a tenant on August 1, 2007.  Under the terms of the lease agreement, Qualia occupies 8,117 square feet for 60 months beginning August 1, 2007. Qualia paid a security deposit of $6,091 and monthly payments of $3,608, plus operating expenses, beginning in November 2006.  The agreement provides a schedule of increased rents each year and no rent for the three month period August through October of 2007. The agreement expires on July 31, 2012 and contains two five year options to extend the lease.  Rent expense recorded under this lease agreement was $10,957 for the year ending December 31, 2007.

On July 1, 2007 Qualia entered into a lease agreement in Toronto, Canada for 2442 square feet beginning on August 1, 2007 for a period of 60 months.  The monthly rent is $1,660 plus operating expenses, a five percent management fee and applicable taxes.  The agreement expires on July 31, 2012 and contains a five year option to extend the lease.  Qualia has the option to terminate the lease if upon notice to the landlord, the landlord cannot provide additional space as indicated in such notice to landlord.  If the lease is terminated early, Qualia is responsible for a pro rata share for the remaining life of the lease of the capital expenditures paid for by the landlord.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2007 Qualia entered into a lease agreement in Kiev, Ukraine for 97 square meters beginning November 1, 2007 for a period of 35 months.  The monthly rent is $6,900.  The rent will be adjusted accordingly if there is more than a 20% increase in rent rates in Kiev according to the Blagovest Real Estate Agency or if the dollar decreases to less than 5.00 grivnas according to the National Bank of Ukraine.  Qualia has the option to extend the agreement for one year.

The Company records rent on a straight line basis over the life of the lease in accordance with FTB 85-3.

The future minimum lease payments under these operating leases as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$ 319,820
2009	339,299
2010	325,695
2011	120,889
2012	54,251
$ 1,268,450

Note 8.  Bank Line of Credit

The Company entered into a line of credit arrangement with Wells Fargo Bank with a credit limit of $175,000 and an interest rate at 8.75% over the Wall Street Journal Prime Rate (The Wall Street Journal Prime Rate was 7.50% at December 31, 2007).  This line of credit is not collateralized.  There was $162,500 outstanding against this line of credit at December 31, 2007, which was the total amount borrowed during 2007.

Note 9.  Note Payable

During 2007, the Company received $100,000 from a corporation in return for a note payable.  The note is payable in full on June 17, 2008 including interest at 7.00%.

In addition, the Company had a note payable to a related party with a balance of $2,025 at December 31, 2006, which was paid in full during 2007.

	2007	2006

Notes payable, related party, due on
demand with interest at 10%	$-	$2,025

Notes payable, due June 2008 with interest at 7%	100,000	-

Less: Current Portion	(100,000)	(2,025)

Long-Term Notes Payable	$-	$-

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Related Party

The Company had outstanding convertible debentures due on demand to a related party, Rockridge Capital Corp, at December 31, 2006 for $11,250.  Rockridge Capital Corp. is a stockholder of the Company.  The debentures carried interest at 10% per annum and were paid in full during 2007.  These debentures were issued in 2003 and 2004 and there were no transactions related to these debentures until 2007 when the debentures were paid in full.

The Company had a demand note payable to a stockholder, Peter Matthews, at December 31, 2006 for $2,025.  The note carried interest at 10% and was paid in full during 2007.  Prior to 2007, there were no transactions related to this note since 2004.

Note 11.  Factoring

On December 11, 2007 Qualia entered into a Factoring and Security Agreement to sell accounts receivables to Inova Capital Funding ("Inova") with a maximum credit amount under the agreement of $2,500,000.  The purchase price for each invoice sold is the face amount of the invoice less a discount of 1.8% to 3.7% based on the timing of the collection of the receivable.  The advance rate is 85% of the invoice amount on the first three invoices per customer and 75% thereafter, with the remaining amount funded when the invoice is paid.

All accounts sold are with recourse by Inova.  Inova has the authority to chargeback any receivable that is not collected within 71 days of the original invoice date.  When Inova receives payment in full on an invoice, the additional amount owed to Qualia is computed by calculating the difference between 100% and the advance rate and subtracting from the difference the appropriate discount rate and charge factor applicable based on the collection period.

The initial term is open-ended but the agreement can be terminated by either party with 30 days written notice.  The Company has recorded the transactions in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Company determined the receivables to be 100% collectible due to the collection history with customers, and therefore has recorded no recourse liability.  A loss on sale of receivables in the amount of $24,793 was recorded for the year ended 12/31/07.

Note 12.  Warrants

At December 31, 2007, we had outstanding warrants that allow the holders to purchase up to 142,500 shares of Common Stock at $1.50 per share.  These warrants expire at various dates through May 2008.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in years beginning after December 31, 2005 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, financing costs for issuance of warrants of $68,023 and $0 has been recognized in the accompanying consolidated statements of operations for 2007 and 2006, respectively. The Company has recognized no tax benefit associated with these amounts and has not capitalized any such cost as an asset.  The Company estimated the fair value of the stock purchase warrants issued subsequent to January 1, 2006 using the Black-Scholes option-pricing formula. We record expense for warrants ratably over the warrant’s period.  Results for prior periods have not been restated.

The fair value of each warrant issued has been estimated on the date of issuance using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates ranging from 4.89% to 4.96%, dividend yield of 0.00%, effective expected volatility of 99%, and expected life of 1 year.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our outstanding Common Stock warrants as of December 31, 2007 and 2006, and the changes during 2007 and 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2006	-	$-
Warrants –Granted	142,500	$1.50
Warrants Exercised	-	$-
Warrants Expired	-	$-

Outstanding at December 31, 2007	142,500	$1.50
Exercisable at December 31, 2007	142,500	$1.50

Warrants Outstanding				Warrants Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2007	$ 1.50	142,500.25		142,500	$ 1.50

Note 13.  Subsequent Event

On January 9, 2008 the Company granted options to purchase 1,000,000 shares of common stock to a consulting firm in consideration for services.  The options have exercise prices ranging from $0.75 to $3.00 and vesting dates ranging from April 10, 2008 through January 10, 2010.

On January 24, 2008 the Company issued 50,000 shares of common stock to a consultant in consideration for investment relations services.  The shares were valued at $50,000.

On January 28, 2008 the Company issued an aggregate of 15,000 shares of common stock to two entities for investor relations services.  The shares were valued at $15,000.

Note 14.  Restatement and Reclassification

We have restated our financial statements for the year ended December 31, 2006 to reflect issues identified during 2007.  The restatements also affected our 2007 quarterly filings which have also been restated as detailed below.

The following are descriptions of the revisions affecting the 2006 year end financial statements and the 2007 interim periods ending 3/31/07, 6/30/07, and 9/30/07:

•

During the year ended December 31, 2006, the Company included $30,184 of costs incurred in excess of billings on contracts in progress together with deferred revenue on the balance sheet.  The restated balance sheet below separately reports this amount as an asset and reflects the correct amount of deferred revenue.

HOLMES BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

During 2006, the Company reported certain loan fees paid with cash and Company stock associated with the issuance of a convertible debenture during 2006 as Other Assets on the Company’s balance sheet.  A portion of these fees should have been reported as prepaid equity.  On the restated balance sheets, the following amounts have been reclassified from Other Assets to Prepaid Equity:

Year End 2006	$135,254
First Quarter 2007	$96,113
Second Quarter 2007	$56,537
Third Quarter 2007	$16,526

•

The Company erroneously calculated the beneficial conversion feature on the convertible debt issued during 2006.  Originally, it was calculated through the Black-Scholes model in the amount of $963,716.  After calculating it through the intrinsic value method, per Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that a beneficial conversion feature at the date of issuing the convertible debt was $590,000.  As a result, at 12/31/06, Paid In Capital was overstated by $373,716.  Convertible Debentures Payable was understated and interest expense was overstated by the following amounts at the following period ends:

Convertible
Debenture
Payable
Understatement

Year End 2006	$254,976
First Quarter 2007	$181,256
Second Quarter 2007	$108,830
Third Quarter 2007	$37,697

Interest
Expense
Overstatement

Year End 2006	$118,740
First Quarter 2007$	$73,719
Second Quarter 2007	$146,145
Third Quarter 2007	$217,278

•

The Company erroneously reported contract labor expense associated with stock issued for services during 2006.  As a result, Contract Labor Expense and Paid In Capital were understated by $934,750.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006	As Previously
	Reported	As Restated	Changes
ASSETS
CURRENT ASSETS
Cash	$ 626,444	$ 626,444	$ -
Receivables	347,343	347,343	-
Costs and Earnings in Excess of Billings on Contracts in Progress	-	30,184	30,184	a
Prepaid Expenses	5,499	5,499	-
Total Current Assets	979,286	1,009,470	30,184
PROPERTY AND EQUIPMENT
Computer Equipment	87,958	87,958	-
Leasehold Improvements	532,804	532,804	-
Office Furniture and Equipment	377,677	377,677	-
Total Cost	998,439	998,439	-
Less Accumulated Depreciation	46,348	46,348	-
Net Book Value	952,091	952,091	-
OTHER ASSETS	234,343	99,089	(135,254)	b

TOTAL ASSETS	$ 2,165,720	$ 2,060,650	$ (105,070)

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ -	$ -	$ -
Accounts Payable	292,909	292,909	-
Checks Drawn on Future Deposits	-	-	-
Convertible Debentures Payable, Net of Debt Discount	353,781	608,757	254,976	c
Note Payable	2,025	2,025	-
Deferred Revenue	110,940	141,124	30,184	a
Accrued Expenses	30,316	30,316	-
Total Current Liabilities	789,971	1,075,131	285,160
TOTAL LIABILITIES	789,971	1,075,131	285,160

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares
Issued and Outstanding, 49,002,247	46,343	46,343	-
PAID IN CAPITAL	7,462,798	8,023,832	561,034	c,d
PREPAID EXPENSES	-	(135,254)	(135,254)	b
OTHER ACCUMULATED COMPREHENSIVE INCOME	2,086	2,086	-
ACCUMULATED DEFICIT	(6,135,478)	(6,951,488)	(816,010)
Total Stockholders' Equity	1,375,749	985,519	(390,230)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,165,720	$ 2,060,650	$ (105,070)

a	To reclassify cost in excess of billings on contracts in progress from deferred revenue
b	To reclassify prepaid equity from other assets
c	To properly record convertible debenture
d	To properly record stock issued for services and paid in capital received from sales of Reg S shares

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended December 31, 2006

		As Previously
		Reported	As Restated	Changes

	Revenues	$ 441,285	$ 441,285	$ -
	Cost of Revenues	61,888	61,888	-
	Gross Profit	379,397	379,397	-
	General, Selling and Administrative
	Advertising and Marketing	269,116	269,116	-
	Depreciation and Amortization	149,778	149,778	-
	Insurance	93,988	93,988	-
	Contract Labor	478,458	1,413,208	934,750	d
	Professional and Consulting Fees	289,698	289,698	-
	Rent	96,603	96,603	-
	Office Expense	202,864	202,864	-
	Travel, Meals and Entertainment	253,637	253,637	-
	Salaries and Wages	495,440	495,440	-
	Payroll Taxes	45,890	45,890	-
	Telephone and Utilities	98,232	98,232	-
	Other	17,054	17,054	-
	Total General, Selling and Administrative	2,490,758	3,425,508	934,750

	Operating Loss	(2,111,361)	(3,046,111)	(934,750)

	Nonoperating Income (Expense)
	Miscellaneous Income (Expense)	12,825	12,825	-
	Interest Expense	(304,634)	(185,894)	118,740	c
	Total Nonoperating Income (Expense)	(291,809)	(173,069)	118,740

	Net Loss Before Income Taxes	(2,403,170)	(3,219,180)	(816,010)
	Income Taxes	-	-	-
	Net Loss	$ (2,403,170)	$ (3,219,180)	$ (816,010)

	Net Loss Per Share, Basic and Diluted	$ (0.05)	$ (0.07)	$ (0.02)

	Average Number of Shares of Common Stock Outstanding	44,828,952	44,828,952	-

	COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss)
	for the fiscal years ended December 31, 2006:
		December 31,
		2006	2006
	Net loss	(2,403,170)	(3,219,180)	(816,010)
	Foreign currency translation adjustment	1,584	1,584	-
	Comprehensive loss	(2,401,586)	(3,217,596)	(816,010)

C	To properly record convertible debenture
D	To properly record stock issued for services and paid in capital received from sales of Reg S shares

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006	As Previously
	Reported	As Restated	Changes
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,403,170)	$ (3,219,180)	$ (816,010)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock Issued for Services	1,005,749	934,750	(70,999)	d
Depreciation and Amortization	149,778	149,778	-
Impairment of Intangible Asset	15,000	15,000	-
Accretion of Convertible Debenture, Net	127,167	185,894	58,727	c
Warrants Issued for Financing	-	-	-
Changes in Current Assets and Current Liabilities
Increase in Receivables	(289,758)	(289,758)	-
Increase in Costs and Earnings in Excess of
Billings on Contracts in Progress	-	(30,184)	(30,184)	a
Decrease in Prepaid Expenses	3,047	3,047	-
Increase in Trade Accounts Payable	230,232	226,581	(3,651)	e
Increase in Checks Drawn Against Future Deposits	-	-	-
Increase (Decrease) in Deferred Revenues	110,940	141,124	30,184	a
Increase (Decrease) in Accrued Expenses	25,542	25,542	-
Net Cash (Used in) Operating Activities	(1,046,260)	(1,878,193)	(831,933)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Deposits	-	(14,023)	(14,023)	e
Purchase of Property and Equipment	(998,439)	(998,439)	-
Net Cash (Used in) Investing Activities	(998,439)	(1,012,462)	(14,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	1,191,697	2,013,698	822,001	d
Loan Fees Paid	(125,000)	(125,000)	-
Net Advances on Revolving Bank Line of Credit	-	-	-
Proceeds From Issuance of Note Payable	-	-	-
Repayments of Note Payable	-	-	-
Issuance of Convertible Debt	1,000,000	1,000,000	-
Net Cash Provided by Financing Activities	2,066,697	2,888,698	822,001
Effect of Exchange Rate Changes on Cash	(1,584)	(1,584)	-
Net Increase (Decrease) in Cash	20,414	20,414	-
Cash, Beginning of Period	606,030	606,030	-
Cash, End of Period	$ 626,444	$ 626,444	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -
Stock Issued for Services	$ 1,005,749	$ 934,750	$ (70,999)	d

a	To reclassify cost in excess of billings on contracts in progress from deferred revenue
b	To reclassify prepaid equity from other assets
c	To properly record convertible debenture
d	To properly record stock issued for services and paid in capital received from sales of Reg S shares
e	Other reclassifications

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007
(Unaudited)	As previously	As
	Reported	Restated	Changes
ASSETS
CURRENT ASSETS
Cash	$ 398,176	$ 398,176
Receivables	103,564	103,564
Total Current Assets	501,740	501,740
PROPERTY AND EQUIPMENT
Computer Equipment	87,958	87,958
Leasehold Improvements	532,804	532,804
Office Furniture and Equipment	395,019	395,019
Total Cost	1,015,781	1,015,781
Less Accumulated Depreciation	72,506	72,506
Net Book Value	943,275	943,275
OTHER ASSETS	170,585	74,472	96,113	b

TOTAL ASSETS	$ 1,615,600	$ 1,519,487	$ 96,113
LIABILITIES
CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 20,206	$ 20,206
Accounts Payable	294,520	294,520
Deferred Revenue	68,411	68,411
Accrued Expenses	43,831	43,831
Total Current Liabilities	426,968	426,968
LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	532,634	713,890	(181,256)	a
Total Long-Term Liabilities	532,634	713,890	(181,256)
Total Liabilities	959,602	1,140,858	(181,256)

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 and 50,000,000
Shares Respectively; Issued and Outstanding, 47,774,497	47,774	47,774
PAID IN CAPITAL	7,856,831	8,417,865	(561,034)	a
PREPAID EXPENSES	-	(96,113)	96,113	b
ACCUMULATED DEFICIT	(7,250,411)	(7,992,701)	742,290
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,804	1,804

Total Stockholders' Equity	655,998	378,629	277,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,615,600	$ 1,519,487	$ 96,113

a To properly record convertible debenture
b To reclassify prepaid equity from other assets

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended	3 Months Ended
	March 31, 2007	March 31, 2007
	As Reported	As Restated	Changes

Revenues	$ 436,725	$ 436,725
Cost of Revenues	202,834	202,834
Gross Profit	233,891	233,891
General, Selling and Administrative
Advertising and Marketing	170,301	170,301
Depreciation and Amortization	88,225	88,225
Insurance	66,842	66,842
Contract Labor	95,089	95,089
Professional and Consulting Fees	75,072	75,072
Rent	61,055	61,055
Office Expense	71,073	71,073
Travel, Meals and Entertainment	94,086	94,086
Salaries and Wages	305,251	305,251
Payroll Taxes	27,231	27,231
Other	63,711	63,711
Total Operating Expenses	1,117,936	1,117,936

Operating Loss	(884,045)	(884,045)

Other Income (Expense)
Miscellaneous Income (Loss)	(37,164)	(37,164)
Interest Expense	(193,724)	(120,005)	(73,719)	a
Total Other Income (Expense)	(230,888)	(157,169)
Net Loss Before Minority Interest	(1,114,933)	(1,041,214)	(73,719)

Loss of Subsidiary	-	-
Net Loss Before Income Taxes	(1,114,933)	(1,041,214)	(73,719)

Income Taxes	-	-

Net Loss	(1,114,933)	(1,041,214)	(73,719)

Net Loss Per Share, Basic and Diluted	$ (0.02)	$ (0.02)

Average Number of Shares of
Common Stock Outstanding	46,795,015	46,795,015

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the three months ended March 31, 2007 and 2006
	March 31, 2007	March 31, 2007
Net loss	(1,114,933)	(1,041,214)	(73,719)
Foreign currency translation adjustment	(282)	(282)	-
Comprehensive loss	(1,115,215)	(1,041,496)	(73,719)

a	To reclassify prepaid equity from other assets

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2007
	As Reported	As Restated	Changes

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,114,933)	$ (1,041,214)	$ (73,719)	a
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	88,225	88,225
Warrants Issued For Financing	39,139	39,139
Accretion of Convertible Debenture, Net	190,103	116,384	73,719	a
Minority Interest in Loss of Subsidiary
Changes in Current Assets and Current Liabilities
Decrease (Increase) in Receivables	243,779	243,779
Increase in Deposits
Decrease in Prepaid Expenses	5,499	5,499
Increase in Trade Accounts Payable	1,611	1,611
Decrease in Deferred Revenues	(42,529)	(42,529)
Increase in Accrued Expenses	13,515	13,515
Net Cash Used in Operating Activities	(575,591)	(575,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(16,215)	(16,215)
	(16,215)	(16,215)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	356,325	356,325
Advances on Revolving Bank Line of Credit	20,206	20,206
Repayments of Notes Payable	(2,025)	(2,025)
Repayments of Convertible Debt	(11,250)	(11,250)
Net Cash Provided by Financing Activities	363,256	363,256
Effect of Exchange Rate Changes on Cash	282	282
Net Increase (Decrease) in Cash	(228,268)	(228,268)
Cash, Beginning of Period	626,444	626,444
Cash, End of Period	$ 398,176	$ 398,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

a To reclassify prepaid equity from other assets

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (restated)
(Unaudited)	As previously	As
	Reported	Restated	Changes
ASSETS
CURRENT ASSETS
Cash	$ 120,623	$ 120,623
Receivables	660,573	660,573
Total Current Assets	781,196	781,196
PROPERTY AND EQUIPMENT
Computer Equipment	127,290	127,290
Leasehold Improvements	532,804	532,804
Office Furniture and Equipment	396,776	396,776
Total Cost	1,056,870	1,056,870
Less Accumulated Depreciation	98,886	98,886
Net Book Value	957,984	957,984
OTHER ASSETS	106,827	50,290	56,537	b

TOTAL ASSETS	$ 1,846,007	$ 1,789,470	$ 56,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 15,644	$ 15,644
Accounts Payable	578,986	578,986
Note Payable	100,000	100,000
Accrued Expenses	52,179	52,179
Total Current Liabilities	746,809	746,809
LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	722,737	831,567	(108,830)	a
Total Long-Term Liabilities	722,737	831,567	(108,830)
Total Liabilities	1,469,546	1,578,376	(108,830)

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares;
Issued and Outstanding, 47,902,247	47,902	47,902
ADDITIONAL PAID IN CAPITAL	8,012,203	8,573,237	(561,034)	a
PREPAID EXPENSES	-	(56,537)	56,537	b
ACCUMULATED DEFICIT	(7,655,751)	(8,325,615)	669,864
OTHER COMPREHENSIVE LOSS	(27,893)	(27,893)

Total Stockholders' Equity	376,461	211,094	165,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,846,007	$ 1,789,470	$ 56,537

a To properly record convertible debenture
b To reclassify prepaid equity from other assets

HOLMES BIOPHARMA AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS)
(Unaudited	3 Months Ended	3 Months Ended			6 Months Ended	6 Months Ended
	June 30, 2007	June 30, 2007			June 30, 2007	June 30, 2007
	As Reported	As Restated	Changes		As Reported	As Restated	Changes
Revenues	$ 1,628,600	$ 1,628,600			$ 2,065,325	$ 2,065,325
Cost of Revenues	298,315	298,315			501,149	501,149
Gross Profit	1,330,285	1,330,285			1,564,176	1,564,176
General, Selling & Administrative
Advertising and Marketing	192,147	192,147			362,448	362,448
Depreciation and Amortization	90,138	90,138			178,363	178,363
Insurance	138,556	138,556			205,398	205,398
Contract Labor	255,395	255,395			350,484	350,484
Professional & Consulting Fees	93,222	93,222			168,294	168,294
Rent	39,121	39,121			100,176	100,176
Office Expense	95,472	95,472			166,545	166,545
Travel, Meals & Entertainment	118,331	118,331			212,417	212,417
Salaries and Wages	467,984	467,984			773,235	773,235
Payroll Taxes	36,671	36,671			63,902	63,902
Other	50,737	50,737			114,448	114,448
Total Operating Expenses	1,577,774	1,577,774			2,695,710	2,695,710
Operating Loss	(247,489)	(247,489)			(1,131,534)	(1,131,534)
Other Income (Expense)
Miscellaneous Income (Loss)	4,503	4,503			(4,912)	(4,912)
Interest Expense	(190,103)	(117,677)	(72,426)	b	(383,827)	(237,682)	(146,145)	a
Total Other Income (Expense)	(185,600)	(113,174)	(72,426)		(388,739)	(242,594)	(146,145)
Net Loss Before Minority Interest	(433,089)	(360,663)	(72,426)		(1,520,273)	(1,374,128)	(146,145)
Loss of Subsidiary	-	-			-	-

Net Loss Before Income Taxes	(433,089)	(360,663)	(72,426)		(1,520,273)	(1,374,128)	(146,145)
Income Taxes	-	-			-	-

Net Loss	$ (433,089)	$ (360,663)	$ (72,426)		$ (1,520,273)	$ (1,374,128)	$ (146,145)

Net Loss Per Share Basic and Diluted	$ (0.01)	$ (0.01)			$ (0.03)	$ (0.03)

Weighted Average Number of Shares of Common
Stock Outstanding	47,807,626	47,807,626			47,304,118	47,304,118

COMPREHENSIVE LOSS
A summary of the components of other comprehensive income (loss) for the three and six Months ended June 30, 2007 and 2006:
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	June 30, 2007	June 30, 2007			June 30, 2007	June 30, 2007
Net loss	(433,089)	(360,663)	(72,426)		(1,520,273)	(1,374,128)	(146,145)
Foreign currency translation adjustment	(1,948)	(1,948)			(29,979)	(29,979)
Comprehensive loss	(435,037)	(362,611)	(72,426)		(1,550,252)	(1,404,107)	(146,145)

a	To properly record convertible debenture

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	As Reported	As Restated	Changes
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,520,273)	$ 1,374,128)	$ (146,145)	a
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	178,363	178,363
Stock Issued for Services	55,500	55,500
Warrants Issued For Financing	39,139	39,139
Minority Interest in Loss of Subsidiary	-	-
Accretion of Convertible Debenture, Net	380,206	234,061	146,145	a
Changes in Assets and Liabilities
Decrease (Increase) in Receivables	(312,666)	(312,666)
Decrease (Increase) in Prepaid Expenses	5,499	5,499
Decrease (Increase) in Deposits	-	-
Increase (Decrease) in Trade Accounts Payable	286,077	286,077
Increase (Decrease) in Deferred Revenue	(110,940)	(110,940)
Increase (Decrease) in Accrued Expenses	21,863	21,863
Net Cash Used in Operating Activities	(977,232)	(977,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(57,304)	(57,304)
Net Cash Used in Investing Activities	(57,304)	(57,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	456,325	456,325
Advances on Revolving Bank Line of Credit	20,206	20,206
Repayments on Revolving Bank Line of Credit	(4,562)	(4,562)
Proceeds From Issuance of Note Payable	100,000	100,000
Repayments of Notes Payable	(2,025)	(2,025)
Repayments of Convertible Debt	(11,250)	(11,250)
Net Cash Provided by Financing Activities	558,694	558,694
Effect of Exchange Rate Changes on Cash	(29,979)	(29,979)
Net Decrease in Cash	(505,821)	(505,821)
Cash, Beginning of Period	626,444	626,444
Cash, End of Period	$ 120,623	$ 120,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -
Shares Issued for Services	$ 55,500	$ 55,500

a To properly record convertible debenture

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 (restated)
(unaudited)	As previously	As
	Reported	Restated	Changes
ASSETS
CURRENT ASSETS
Cash	$ 90,016	$ 90,016
Receivables	1,587,471	1,587,471
Total Current Assets	1,677,487	1,677,487
PROPERTY AND EQUIPMENT
Computer Equipment	145,451	145,451
Leasehold Improvements	578,508	578,508
Office Furniture and Equipment	442,920	442,920
Total Cost	1,166,879	1,166,879
Less Accumulated Depreciation	129,850	129,850
Net Book Value	1,037,029	1,037,029
OTHER ASSETS	43,069	26,543	16,526	b

TOTAL ASSETS	$ 2,757,585	$ 2,741,059	$ 16,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 1,175,445	$ 1,175,445
Note Payable - Related	100,000	100,000
Deferred Revenue	67,092	67,092
Accrued Expenses	1,997	1,997
Total Current Liabilities	1,344,534	1,344,534
LONG-TERM LIABILITIES
Convertible Debentures Payable, Net of Debt Discount	912,840	950,537	(37,697)	a
Total Long-Term Liabilities	912,840	950,537	(37,697)
Total Liabilities	2,257,374	2,295,071	(37,697)

COMMITMENTS

STOCKHOLDERS' EQUITY

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 Shares;
Issued and Outstanding, 47,902,247	47,902	47,902
ADDITIONAL PAID IN CAPITAL	8,012,203	8,573,237	(561,034)	a
PREPAID EXPENSES	-	(16,526)	16,526	b
ACCUMULATED DEFICIT	(7,563,212)	(8,161,943)	598,731
OTHER COMPREHENSIVE INCOME	3,318	3,318	-

Total Stockholders' Equity	500,211	445,988	54,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,757,585	$ 2,741,059	$ 16,526

a To properly record convertible debenture
b To reclassify prepaid equity from other assets

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
		3 Months Ended	3 Months Ended			9 Months Ended	9 Months Ended
		September 30, 2007	September 30, 2007			September 30, 2007	September 30, 2007
		As Reported	As Restated	Changes		As Reported	As Restated	Changes

Revenues		$ 3,013,658	$ 3,013,658			$ 5,078,983	$ 5,078,983
Cost of Revenues		866,784	866,784			1,367,933	1,367,933
Gross Profit		2,146,874	2,146,874			3,711,050	3,711,050
General, Selling and Administrative
Advertising and Marketing		168,236	168,236			530,684	530,684
Depreciation and Amortization		94,720	94,720			273,083	273,083
Insurance		70,881	70,881			276,279	276,279
Contract Labor		181,507	181,507			531,991	531,991
Professional and Consulting Fees		89,224	89,224			257,518	257,518
Rent		89,122	89,122			189,298	189,298
Office Expense		192,829	192,829			359,374	359,374
Travel, Meals and Entertainment		116,100	116,100			328,517	328,517
Salaries and Wages		662,972	662,972			1,436,207	1,436,207
Payroll Taxes		46,846	46,846			110,748	110,748
Other General and Administrative		149,168	149,168			263,616	263,616
Total Operating Expenses		1,861,605	1,861,605			4,557,315	4,557,315
Operating Income (Loss)		285,269	285,269			(846,265)	(846,265)
Other Income (Expense)
Miscellaneous Income (Loss)		4,427	4,427			(485)	(485)
Interest Expense		(197,157)	(126,024)	(71,133)	b	(580,984)	(363,706)	(217,278)	a
Total Other Income (Expense)		(192,730)	(121,597)	(71,133)		(581,469)	(364,191)	(217,278)
Net Income (Loss) Before Minority Interest		92,539	163,672	(71,133)		(1,427,734)	(1,210,456)	(217,278)
Income (Loss) of Subsidiary		-	-			-	-
Net Income (Loss) Before Income Taxes		92,539	163,672	(71,133)		(1,427,734)	(1,210,456)	(217,278)
Income Taxes		-	-			-	-

Net Income (Loss)		$ 92,539	$ 163,672	(71,133)		$ (1,427,734)	$ (1,210,456)	(217,278)

Net Income (Loss) Per Share, Basic and Diluted		$ 0.00	$ 0.00			$ (0.03)	$ (0.03)

Weighted Average Number of Shares of
Common Stock Outstanding		47,902,247	47,902,247			47,505,685	47,505,685

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006:
		Three Months Ended	Three Months Ended		Nine Months Ended		Nine Months Ended
		September 30,	September 30,		September 30,		September 30,
		2007	2007		2007		2007
Net Income (Loss)		92,539	163,672	(71,133)	(1,427,734)		(1,210,456)	(217,278)
Foreign currency translation adjustment		1,251	1,251		1,232		1,232
Comprehensive Income (Loss)		93,790	164,923		(1,426,502)		(1,209,224)

a	To properly record convertible debenture

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	As Reported	As Restated	Changes
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,427,734)	$ (1,210,456)	$ 217,278)	a
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	273,083	273,083
Stock Issued for Services	55,500	55,500
Warrants Issued For Financing	39,139	39,139
Minority Interest in Loss of Subsidiary	-	-
Accretion of Convertible Debenture, Net	570,309	353,031	$ 217,278	a
Changes in Assets and Liabilities
Decrease (Increase) in Receivables	(1,239,564)	(1,239,564)
Decrease (Increase) in Prepaid Expenses	5,499	5,499
Increase (Decrease) in Trade Accounts Payable	883,663	883,663
Increase (Decrease) in Deferred Revenue	(43,848)	(43,848)
Increase (Decrease) in Accrued Expenses	(28,319)	(28,319)
Net Cash Used in Operating Activities	(912,272)	(912,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(168,438)	(168,438)
Net Cash Used in Investing Activities	(168,438)	(168,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs	456,325	456,325
Advances on Revolving Bank Line of Credit	20,206	20,206
Repayments on Revolving Bank Line of Credit	(20,206)	(20,206)
Proceeds From Issuance of Note Payable - Related	100,000	100,000
Issuance of Convertible Debt	-	-
Repayments of Notes Payable	(2,025)	(2,025)
Repayments of Convertible Debt	(11,250)	(11,250)
Net Cash Provided by Financing Activities	543,050	543,050
Effect of Exchange Rate Changes on Cash	1,232	1,232
Net Increase (Decrease) in Cash	(536,428)	(536,428)
Cash, Beginning of Period	626,444	626,444
Cash, End of Period	$ 90,016	$ 90,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ 977	$ 977	$ -
Taxes Paid	$ -	$ -	$ -
Stock Issued for Services	$ 55,500	$ 55,500	$ -

a To properly record convertible debenture

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2, 2006 we filed a current report on Form 8-K disclosing that we dismissed Kyle Tingle, CPA, LLC as our independent registered public accounting firm, effective August 9, 2006.  In that same report we disclosed the we had engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accounting firm, effective August 9, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer, who also is our principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that during the year ended December 31, 2007 our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Financial Officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.   However, during the course of the 2007 audit, management became aware of certain errors in the financial statements for the year ended December 31, 2006 which carry through our 2007 financial numbers.  (See Note 14 to the financial statements.) We intend to file a Current Report on Form 8-K informing the public that they should not rely on previously issued financial statements for 2006 and we intend to file an amendment to our annual report on Form 10-KSB for the year ended December 31, 2006.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officer and director and his age, term of office and biographical information are set forth below.  Our bylaws require at least one director but no more than nine directors to serve until each is replaced by an elected or qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term of Office
John F. Metcalfe	59	President, Secretary/Treasurer Chief Financial Officer and Director	From January 2002 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us for the fiscal year ended December 31, 2007, we believe John F. Metcalfe filed late two Forms 4 related to six transactions and Rockridge Capital Corp. filed late one Form 4 related to one transaction.

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

Committees

We are a smaller reporting company with one director and officer and as a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.   Mr. Metcalfe acts as our audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our principal executive officer for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
John F. Metcalfe President	2007	$ 112,269 (1)	$ 110,000 (2)	$ 222,269
	2006	$ 42,250	$ 150,000 (3)	$ 192,250

(1)

Represents cash and non-cash compensation received by Mr. Metcalfe from Qualia.

(2)

Represents the fair value of 50,000 common shares issued to Mr. Metcalfe.

(3)

Represents fair value of 100,000 common shares issued to Mr. Metcalfe.

We have not entered into employment contracts with our executive officer and his compensation is determined at the discretion of our board of directors.  However, Mr. Metcalfe entered into a consulting agreement with Holmes on August 10, 2006 under which he agreed to provide consulting services related to business plan review and on-going strategic corporate planning.  Under the consulting agreement Mr. Metcalfe was issued 100,000 shares of common stock valued at $150,000 based on the trading price of our common stock on that day.  The consulting agreement expired December 31, 2006.

On October 31, 2007 we issued 50,000 shares to Mr. Metcalfe in consideration for services rendered on our behalf valued at approximately $110,000.

Outstanding Equity Awards

For the fiscal year ended December 31, 2007, we have not granted any equity or stock awards to our named executive officer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0	3,299,000
Equity compensation plans not approved by security holders	0	$ 0	0
Total	0	$ 0	3,299,000

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

On May 26, 2005, we filed a registration statement on Form S-8 (Registration No. 333-125265) which registered the 5,000,000 common shares to be issued under the Plan.  As of December 31, 2007, our Board has granted 1,701,000 common shares to consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,060,247 shares of common stock outstanding as of April 4, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp 1 Beim Antonskraiz Bridel 8116 Luxembourg	22,500,000	45.9

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
John F. Metcalfe 8655 East Via De Ventura, Suite G-200 Scottsdale, AZ 85258	50,000	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Since the beginning of the last fiscal year we have not engaged in, nor have we proposed to engage in, any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

Director Independence

We do not have an independent director serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2007	2006
Audit fees	$ 34,208	$ 9,195
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3.1

Articles of Incorporation of Holmes Biopharma, Inc. as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed August 21, 2006)

3.2

Bylaws of Holmes Biopharma, Inc. (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed August 21, 2006)

10.1

Consulting Agreement between Holmes and Newport Capital Consultants, Inc., dated January 9, 2008

21.1

Subsidiaries of Holmes Biopharma (Incorporated by reference to exhibit 21 to Form 10-QSB, filed August 17, 2005)

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

HOLMES BIOPHARMA, INC.

By:  /s/   John F. Metcalfe

John F. Metcalfe

President, Secretary/Treasurer

Chief Financial Officer and Director

Date: April 11, 2008