Form 10-Q
period 2008-03-31
HOLMES BIOPHARMA, INC.
filed 2008-05-12
CIK 1080426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number:  000-31129

HOLMES BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0412635 (I.R.S. Employer Identification No.)
8655 East Via De Ventura, Suite G-200, Scottsdale, Arizona (Address of principal executive offices)	85258 (Zip Code)

866-694-2803

Registrant’s telephone number, including area code

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 49,067,247.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheet

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

4

Consolidated Statements of Stockholders’ Equity (Deficit)

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2008
(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$ 58,764
Receivables	512,360
Costs and Earnings in Excess of Billings on Contracts in Progress	673,685
Total Current Assets	1,244,809
PROPERTY AND EQUIPMENT
Computer Equipment	198,426
Leasehold Improvements	624,133
Office Furniture and Equipment	477,042
Total Cost	1,299,601
Less Accumulated Depreciation	294,025
Net Book Value	1,005,576
OTHER ASSETS	15,523
TOTAL ASSETS	$ 2,265,908

LIABILITIES

CURRENT LIABILITIES
Revolving Bank Line of Credit	$ 156,539
Accounts Payable	2,104,547
Bank Overdraft	229,437
Notes Payable	150,000
Deferred Revenue	583,754
Accrued Expenses	233,886
Total Current Liabilities	3,458,163
Total Liabilities	3,458,163
COMMITMENTS

STOCKHOLDERS' DEFICIT

COMMON STOCK
$0.001 Par Value, Authorized 100,000,000 and 50,000,000
Shares Respectively; Issued and Outstanding, 49,067,247
PAID IN CAPITAL	9,878,577
ACCUMULATED DEFICIT	(11,120,427)
OTHER ACCUMULATED COMPREHENSIVE INCOME	528
Total Stockholders' Deficit	(1,192,255)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,265,908

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months	Three Months
	Ended	Ended
	31-Mar-08	31-Mar-07

Revenues	$ 1,798,859	$ 436,725
Cost of Revenues	651,696	202,834
Gross Profit	1,147,163	233,834

General, Selling and Administrative
Advertising and Marketing	107,938	170,301
Depreciation and Amortization	37,979	88,225
Insurance	144,089	66,842
Contract Labor	214,052	95,089
Professional and Consulting Fees	191,879	75,072
Rent	125,915	61,055
Office Expense	145,488	71,073
Travel, Meals and Entertainment	89,714	94,086
Salaries and Wages	1,103,400	305,251
Payroll Taxes	139,429	27,231
Other	169,638	63,711
Total General, Selling and Administrative	2,469,521	1,117,936

Operating Loss	(1,322,358)	(884,045)

Other Expense
Miscellaneous Expense	(29,026)	(37,164)
Interest Expense	(1,923)	(120,005)
Total Other Expense	(30,949)	(157,169)

Net Loss Before Income Taxes	(1,353,307)	(1,041,214)

Income Taxes	-	-

Net Loss	$ (1,353,307)	$ (1,041,214)

Net Loss Per Share, Basic and Diluted	$ (0.03)	$ (0.02)

Weighted Average Number of Shares of
Common Stock Outstanding	49,048,621	46,795,015

COMPREHENSIVE LOSS
A summary of the components of other comprehensive income (loss):
for the three months ended March 31, 2008 and 2007
	March 31,	March 31,
	2008	2007
Net loss	(1,353,307)	(1,041,214)
Foreign currency translation adjustment	2,774	(282)
Comprehensive loss	(1,350,533)	(1,041,496)

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2008

					Accumulated
					Other
	Common Stock		Paid In	Prepaid	Comprehensive	Accumulated
	Shares	Amount	Capital	Expenses	Income	Deficit	Total

Balances, January 1, 2007	46,342,940	$ 46,343	$ 8,023,832	$(135,254)	$ 2,086	$ (6,951,488)	$ 985,519

Issuance of Reg S Stock, Net of Selling Expenses	1,246,557	1,246	175,850	-	-	-	177,096
Issuance of Common Stock for Services	127,750	128	261,872	-	-	-	262,000
Issuance of Common Stock for Cash	285,000	285	284,715	-	-	-	285,000
Value of Warrants Issued for Financing	-	-	68,023	-	-	-	68,023
Note Payable Conversion to Common Stock	1,000,000	1,000	999,000	-			1,000,000
Amortization of Loan Fees	-	-	-	135,254	-	-	135,254
Foreign Currency Translation Adjustments	-	-	-	-	(4,332)	-	(4,332)
Net Loss Through December 31, 2007	-	-	-	-	-	(2,815,632)	(2,815,632)

Balances, December 31, 2007	49,002,247	49,002	9,813,292	-	(2,246)	(9,767,120)	92,928

Issuance of Common Stock for Services	65,000	65	65,285	-	-	-	65,350
Foreign Currency Translation Adjustments	-	-	-	-	2,774	-	2,774
Net Loss Through December 31, 2007	-	-	-	-	-	(1,353,307)	(1,353,307)

Balances, March 31, 2008 (UNAUDITED)	49,067,247	$ 49,067	$ 9,878,577	$ -	$ 528	$ (11,120,427)	$ (1,192,255)

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
		Three Months	Three Months
		Ended	Ended
		March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$ (1,353,307)	$ (1,041,214)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock Issued for Services		65,350	-
Depreciation and Amortization		37,979	88,225
Warrants Issued For Financing		-	39,139
Accretion of Convertible Debenture, Net		-	116,384
Changes in Assets and Liabilities
Decrease in Receivables		519,453	243,779
Decrease in Costs and Earnings in Excess
of Billings on Contracts in Progress		97,795	-
Decrease in Prepaid Expenses		-	5,499
Increase in Trade Accounts Payable		249,438	1,611
Increase in Bank Overdraft		135,594	-
Increase (Decrease) in Deferred Revenues		379,511	(42,529)
Increase (Decrease)in Accrued Expenses		(179,621)	13,515
Net Cash Used in Operating Activities		(47,808)	(575,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment		(17,190)	(16,215)
Net Cash Used in Investing Activities		(17,190)	(16,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock, Net of Offering Costs		-	356,325
Advances on Revolving Bank Line of Credit		-	20,206
Repayments on Revolving Bank Line of Credit		(5,961)	-
Issuance of Notes Payable		50,000	-
Repayments of Notes Payable		-	(2,025)
Repayments of Convertible Debt		-	(11,250)
Net Cash Provided by Financing Activities		44,039	363,256

Effect of Exchange Rate Changes on Cash	`	2,774	282
Net Decrease in Cash		(18,185)	(228,268)
Cash, Beginning of Period		76,949	626,444
Cash, End of Period		$ 58,764	$ 398,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid		$ -	$ -
Taxes Paid		$ -	$ -

Non-Cash Transactions
Common Stock Issued for Services		$ 65,350	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Note 2 - Common Stock

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

During the year ended December 31, 2007 the Company sold 1,246,557 shares of Regulation S common stock in the European market for proceeds of $177,096.

During January 2008, the Company issued 65,000 shares of common stock for services provided to the Company valued at $65,350.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Warrants for Purchase of Common Stock

During 2007, in conjunction with the unregistered sale of commons shares, the Company issued warrants to purchase additional shares of common stock. The warrants give the holder the right to purchase an additional 142,500 shares of stock at an exercise price of $1.50 per share.  The warrants are exercisable anytime within twelve months after the grant date at which point they expire.  A summary of activity follows:

Stock Warrants		Weighted
Average
	Number	Exercise
	Of Warrants	Price
Outstanding, January 1, 2007	-	-
Granted	142,500	1.50
Exercised	-	-
Canceled	-	-
Outstanding, January 1, 2008	142,500	$1.50
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, March 31, 2008		$1.50
142,500
Exercisable, March 31, 2008	142,500	$1.50

The fair value of the warrant grant was established at the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions:

2007
Risk-free interest rate	4.89%
Dividend yield	0%
Volatility	99%
Average expected term (years to exercise date)	1

Stock warrants outstanding and exercisable under this agreement as of March 31, 2008 are:

Range of Exercise Price	Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Warrants	Weighted Average Exercise Price
$1.50	142,500	$1.50	1.00	142,500	$1.50

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Stock Options Issued for Common Stock

During January 2008, in conjunction with entering into a consulting and investment banking agreement, the Company issued options that become exercisable beginning in April 2008.  The options give the holder the right to purchase up to 1,000,000 shares in increments of 125,000 shares per quarter beginning in April 2008 at exercise prices starting at $0.75 per share and increasing over the life of the agreement to $3.00 per share.  A summary of activity follows:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	$-
Granted	1,000,000	1.72
Exercised	-	-
Canceled	-	-
Outstanding, March 31, 2008	1,000,000	$1.72
Exercisable, March 31, 2008	-	$-

 The fair value of the options are calculated using the Black-Scholes pricing model, with the following weighted average assumptions:

2008
Risk-free interest rate	2.69%
Dividend yield	0%
Volatility	114%
Average expected term (years to exercise date)	3.125

Stock options outstanding and exercisable under this agreement as of March 31, 2008 are:

Range of Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Options	Weighted Average Exercise Price
$.75 - $3.00	1,000,000	$1.72	3.00	-	$-

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Outstanding stock warrants of 142,500 and stock options of 1,000,000 have not been considered in the fully diluted loss per share calculation at March 31, 2008 due to the anti-dilutive effect.

BASIC AND DILUTED EARNINGS PER SHARE	March 31, 2008	March 31, 2007
Income (Loss) Numerator	$ (1,353,307)	$ (1,041,214)
Shares (Denominator)	49,048,621	46,795,015
Per Share Amount	$ (0.03)	$ (0.02)

Note 6 - Notes Payable

During 2007, the Company received $100,000 from a corporation in return for a note payable.  The note is payable in full on June 17, 2008 including interest at 7.00%.

In March 2008, the Company received $50,000 from a corporation in return for a note payable.  The note is payable on demand including interest at 7.00%.

	March 31, 2008	March 31, 2007

Note payable, due on demand with interest at 7%	$ 50,000	$ -

Note payable, due June 2008 with interest at 7%	100,000	-

Less: Current Portion	(150,000)	-

Long-Term Notes Payable	$ -	$ -

Total accrued interest on notes payable at March 31, 2008 was $5,682.

HOLMES BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Revenue Recognition

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008 we have continued our focus on the development of Qualia’s clinical drug research and development business.  We announced in April 2008 that Qualia had signed a $1.2 million contract with an East Asian pharmaceutical company with a significant component of the contract being related to the data management center.  In the fall of 2007 Qualia established a comprehensive data management center near the Toronto, Canada facility.  The center provides timely delivery of testing results to customers.  This service can be contracted to other contract research organizations and large pharmaceutical companies on an outsourced basis, hence adding considerably to the overall profitability of the company.

Our challenge for the next twelve months will be to continue Qualia’s revenue growth and to seek additional funding for Qualia’s continued operations.

Liquidity and Capital Resources

Starting in 2007 we recorded significant consolidated revenues from Qualia’s operations; however, due to negative working capital, recurring net losses and recurring negative cash flows management believes there is an uncertainty that we can continue as a going concern.  Our management anticipates that we will continue to rely on loans and equity financings in addition to revenues to fund Qualia’s business plan.

Our sources of funding during the three month period March 31, 2008 (“2008 first quarter”) included revenues of $1,798,859 and loans in the aggregate amount of $50,000.  To avoid using our cash we issued 65,000 shares of common stock for investor relations consulting services valued at $65,350.  We intend to use our cash for our operations and for advances to Qualia for further development of its operations.

For the three month period ended March 31, 2007 (the “2007 first quarter”) we relied upon revenues of $436,725 and proceeds of $356,325 from the sale of our common stock.  A portion of the stock sales proceeds were from a Regulation S offering we initiated in May 2005 with an aggregate offering of 10,000,000 shares with an aggregate offering price of $5,000,000.  During the 2007 first quarter we recorded net proceeds of $171,325 from the sale of 1,246,557 shares of Regulation S stock.   In March 2007 we sold 185,000 units for $185,000.  Each unit consisted of one share and a warrant to purchase one-half share.

We also have warrants and options outstanding that may provide an additional source of income.  In May 2007, we sold warrants to purchase 50,000 shares at $1.50 per share which are exercisable through May 30, 2008.  If the holder elects to exercise the warrants, we may realize gross proceeds of $75,000.  In January 2008, Holmes engaged Newport Capital Consultants, Inc. (“Newport”), a consulting and investment banking firm, to provide investor relations services for a term of one year.  Under the consulting agreement, Holmes agreed to pay Newport $5,000 per month for consulting services, an aggregate of 200,000 shares of common stock to be issued per quarter, plus options to purchase 1,000,000 common shares.  The options vest quarterly over a two year period and the option price increases over time.  As of April 10, 2008 options to purchase 125,000 shares may be exercised at a exercise price of $0.75, which would result in proceeds of $93,750.  The warrant and option holder have sole discretion as to when and if the warrant or options are exercised.  We cannot guarantee that we will realize any proceeds from these warrants or options.

As a public reporting company, we have the right within the parameters of current federal and state security laws and the rules and regulations of the SEC to make additional public offerings in strict compliance with all applicable laws and regulations.  This is seen as a long-term plan to be undertaken if our growth warrants the need for additional capital, and if this need outweighs the dilution to our stockholders that would result from raising this additional capital.

Results of Operations

The following discussions are based on the consolidated financial statements of Holmes Biopharma and Qualia.  The following chart summarizes our consolidated financial statements for the three month periods ended March 31, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATING RESULTS
	Three month period ended March 31
	2008	2007
Revenues	$ 1,798,859	$ 436,725
Cost of revenues	651,696	202,834
Gross profit	1,147,163	233,891
General, selling and administrative expenses	2,469,521	1,117,936
Operating loss	(1,322,358)	(884,045)
Total other income (loss)	(30,949)	(157,169)
Net loss	(1,353,307)	(1,041,214)
Net loss per share	$ (0.03)	$ (0.02)

Our revenues increased significantly for the 2008 first quarter compared to the 2007 first quarter.  Management anticipates that consolidated revenues will continue to increase based upon the contracts that Qualia has in place; however, there is no assurance that Qualia will maintain profitability.  Revenue is recognized when services are performed.  Our pharmaceutical research services revenues are provided under the terms of long-term contracts that can extend from several months to several years.  Revenues on these contracts are recognized using the percentage-of-completion method based on a proportional performance basis using output as a measure of performance.  Amounts generally become billable upon the achievement of certain milestones or in accordance with predetermined payment schedules.  Services performed in advance of billings are recorded as costs in excess of billings on contracts in progress pursuant to the contractual terms.  In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are reported as deferred revenue and recognized as revenue as services are performed or products are delivered.  Changes in the scope of work generally result in a renegotiation of contract terms.  Renegotiated amounts are not included in net revenues until earned and realization is assured.

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

General, selling and administrative expenses increased significantly for the 2008 first quarter compared to the  2007 first quarter due to growth of Qualia’s operations.  Increases in Qualia’s employees, along with increased insurance costs, advertising and marketing and travel expenses resulted in increased overall operating expenses.  Management anticipates that these expenses will continue to increase in the short term.

Total other expense for the 2008 first quarter included $29,026 miscellaneous loss primarily related to financing costs from factoring of receivables and interest expense of $1,923 related to debt.  Total other expense for the 2007 first quarter was primarily related to miscellaneous loss of $37,164 related to financing costs from factoring of receivables and $120,005 interest expense related to debt.

Despite significant increases in revenues that have resulted in a net income for the 2008 first quarter, our consolidated operating expenses for the 2008 first quarter have resulted in a net loss and a net loss per share for that period.  While we are making progress, we cannot guarantee that we will remain profitable in the short term and anticipate that we will post net losses for the short term.

Commitments and Contingent Liabilities

Qualia holds monthly leases for four different office and/or clinic facilities.  The future minimum lease payments under the operating leases as of December 31, 2007 are $319,820 for December 31, 2008 and total $1,268,450 through 2012.

At March 31, 2008, our consolidated total current liabilities included accounts payable, accrued expenses, notes payable, a bank line of credit debt, deferred revenue, and a bank overdraft.  The accounts payable of $2,104,547 and accrued expenses of $233,886 are primarily related to costs associated with the expansion of Qualia’s operations.   Notes payable to third parties of $150,000 include amounts due under promissory notes including a promissory note executed on June 18, 2007, payable to Abernathy, Mendelson & Associates Inc.  The principal sum of the note is $100,000, with interest of seven percent (7%) per annum.  The principal and interest are due on or before June 17, 2008.   Another promissory note of $50,000 was executed on March 13, 2008 payable to Freeman Capital Corp.  The principal sum of that note is $50,000, with interest of seven percent (7%) per annum and is payable upon demand.  On April 25, 2008 we executed a second promissory note payable to Freeman Capital Corp. in the principal sum of $25,000 with the same interest rate and terms.

During the year ended December 31, 2007 Qualia entered into a line of credit arrangement with Wells Fargo Bank with a credit limit of $175,000 and an interest rate at 1.25% over the Wall Street Journal Prime Rate (The Wall Street Journal Prime Rate was 7.50% at December 31, 2007).  This line of credit is not collateralized.  There was $156,539 outstanding againstthis line of credit at March 31, 2008 and we also carried a bank overdraft of $229,437.

Deferred revenue of $583,754 represents the portion of contract fees paid at the time a trial is initiated that will be recognized as revenue as services are performed or products are delivered.

Off-balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our Chief Financial Officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

*

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

3.1

Articles of Incorporation of Holmes Biopharma, Inc. as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed August 21, 2006)

3.2

Bylaws of Holmes Biopharma, Inc. (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed August 21, 2006)

10.1

Consulting Agreement between Holmes and Newport Capital Consultants, Inc., dated January 9, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-K filed April 14, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLMES BIOPHARMA, INC. By: /s/ John F. Metcalfe John F. Metcalfe President, Secretary/Treasurer Chief Financial Officer and Director	Date: May 9, 2008

16